Form 10QSB
period 2007-04-30
WIRED ASSOCIATES SOLUTIONS INC
filed 2007-06-14
CIK 1245841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended April 30, 2007

                        Commission File Number 333-142324


                         WIRED ASSOCIATES SOLUTIONS INC.
                 (Name of small business issuer in its charter)


        Nevada                                                  37-1458557
(State of incorporation)                                (IRS Employer ID Number)


                              14205 SE 36th Street
                                Suite 100, # 172
                               Bellevue, WA 98006
                           Phone & Fax: (425) 675-4242
          (Address and telephone number of principal executive offices)


                                  Scott Delbeck
                              14205 SE 36th Street
                                Suite 100, # 172
                               Bellevue, WA 98006
                           Phone & Fax: (425) 675-4242
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,800,000 shares of common stock issued and outstanding on April 30, 2007.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       April 30, 2007 and October 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                              April 30,         October 31,
                                                                2007               2006
                                                              --------           --------
                                     ASSETS

Current
  Cash                                                        $  3,561           $     64
                                                              ========           ========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities - Note 3           $  7,413           $ 10,000
  Advances payable                                               6,568              6,628
                                                              --------           --------

                                                                13,981             16,628
                                                              --------           --------
                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
  50,000,000 shares authorized
  1,800,000 shares outstanding (2006: 1,700,000)                 1,800              1,700
Additional paid-in capital                                      44,700             34,800
Deficit accumulated during the development stage               (56,920)           (53,064)
                                                              --------           --------

                                                               (10,420)           (16,564)
                                                              --------           --------

                                                              $  3,561           $     64
                                                              ========           ========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
           for the three and six months ended April 30, 2007 and 2006 and for the period February 14, 2003 (Date of Inception) to April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                            February 14, 2003
                                                                                                                (Date of
                                                     Three months ended             Six months ended          Inception) to
                                                         April 30,                      April 30,               April 30,
                                                    2007           2006            2007           2006            2007
                                                 ----------     ----------      ----------     ----------      ----------
Income                                           $       --     $       --      $       --     $       --      $   11,412
                                                 ----------     ----------      ----------     ----------      ----------
Expenses
  Accounting and audit fees                           1,500             --           2,413             --          22,972
  Bank charges                                           66             18             109             67             688
  Communications - Note 3                                --             --              --             --           4,328
  Consulting fees                                        --             --              --             --          12,125
  Filing fees                                         1,334             --           1,334             --           2,856
  Foreign exchange                                       --             --              --             --             649
  Legal fees                                             --             --              --             --             500
  Office and miscellaneous - Note 3                      --             --              --             --           5,740
  Rent - Note 3                                          --             --              --             --          10,100
  Website costs                                          --             --              --            337           5,124
  Write-down of prepaid expenses                         --             --              --             --           3,250
                                                 ----------     ----------      ----------     ----------      ----------
                                                      2,900             18           3,856            404          68,332
                                                 ----------     ----------      ----------     ----------      ----------

Net loss for the period                          $   (2,900)    $      (18)     $   (3,856)    $     (404)     $  (56,920)
                                                 ==========     ==========      ==========     ==========      ==========

Basic and diluted loss per share                 $    (0.00)    $    (0.00)     $    (0.00)    $    (0.00)
                                                 ==========     ==========      ==========     ==========

Weighted average number of shares outstanding     1,742,696      1,700,000       1,720,995      1,700,000
                                                 ==========     ==========      ==========     ==========

                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                for the six months ended April 30, 2007 and 2006
   and for the period February 14, 2003 (Date of Inception) to April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                     February 14, 2003
                                                                                        (Date of
                                                        Six months ended              Inception) to
                                                            April 30,                    April 30,
                                                     2007               2006               2007
                                                   --------           --------           --------
Cash Flows from Operating Activities
  Net loss for the period                          $ (3,856)          $   (404)          $(56,920)
  Changes in non-cash working capital balances
   related to operations
     Accounts payable and accrued liabilities        (2,587)                --              7,413
     Advances payable                                   (60)                --              6,568
                                                   --------           --------           --------

                                                     (6,503)                --            (42,939)
                                                   --------           --------           --------
Cash Flows from Financing Activity
  Shares issued for cash                             10,000                 --             46,500
                                                   --------           --------           --------

Increase (decrease) in cash during the period         3,497               (404)             3,561

Cash, beginning of the period                            64                406                 --
                                                   --------           --------           --------

Cash, end of the period                            $  3,561           $      2           $  3,561
                                                   ========           ========           ========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period February 14, 2003 (Date of Inception) to October 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                         Deficit
                                                                                        Accumulated
                                                 Common Shares          Additional      During the
                                            ----------------------       Paid-in       Development
                                            Number       Par Value       Capital          Stage           Total
                                            ------       ---------       -------          -----           -----
Capital stock subscribed pursuant to
 subscription agreement, for cash
 - at $0.0025                             1,000,000      $   1,000      $   1,500       $      --       $   2,500
Pursuant to an offering memorandum,
 for cash - at $0.05                        700,000            700         34,300              --          35,000
Less: share issue costs                          --             --         (1,000)             --          (1,000)
Net loss for the period                          --             --             --          (4,597)         (4,597)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2003                 1,700,000          1,700         34,800          (4,597)         31,903
Net loss for the year                            --             --             --         (22,399)        (22,399)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2004                 1,700,000          1,700         34,800         (26,996)          9,504
Net loss for the year                            --             --             --         (16,897)        (16,897)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2005                 1,700,000          1,700         34,800         (43,893)         (7,393)
Net loss for the year                            --             --             --          (9,171)         (9,171)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2006                 1,700,000      $   1,700      $  34,800       $  53,064       $ (16,564)
Pursuant to a private placement for
 cash - at $0.10                            100,000            100          9,900              --          10,000
Net loss for the period                          --             --             --          (3,856)         (3,856)
                                          ---------      ---------      ---------       ---------       ---------

Balance, April 30, 2007                   1,800,000      $   1,800      $  44,700       $ (56,920)      $ (10,420)
                                          =========      =========      =========       =========       =========

                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1 INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim financial statements have been prepared by Wired Associates Solutions Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended October 31, 2006, as filed with the United States Securities and Exchange Commission.

     The results of operations for the six months ended April 30, 2007 are not indicative of the results that may be expected for the full year.

Note 2 CONTINUANCE OF OPERATIONS

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $56,920 since its inception, has a working capital deficiency of $10,420 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


Note 3 RELATED PARTY TRANSACTIONS

     The Company has incurred the following transactions with a company with a common director:

                                                                                       February 14, 2003
                                                                                           (Date of
                                     Three months ended          Six months ended        Inception) to
                                          April 30,                   April 30,            April 30,
                                     2007          2006          2007          2007          2007
                                   --------      --------      --------      --------      --------
     Communications                $     --      $     --      $     --      $     --      $  4,328
     Office and miscellaneous            --            --            --            --         5,740
     Rent                                --            --            --            --        10,100
                                   --------      --------      --------      --------      --------

                                   $     --      $     --      $     --      $     --      $ 20,168
                                   ========      ========      ========      ========      ========

Note 4 COMMITMENT

The Company is in the process of registering 800,000 shares of common stock for sale at $.20 per share with the US Securities and Exchange Commission. Of the shares being registered, 700,000 shares are being registered for sale by existing shareholders and 100,000 shares are being registered for sale by the Company. The Company will not receive any proceeds from the sale of any of the 700,000 shares sold by the selling shareholders. This registration became effective on May 15, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenues to date.

We incurred operating expenses of $18 and $1,400 for the three month periods ended April 30, 2006 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended April 30, 2006 and 2007 was $18 and $1,400, respectively. Our net loss from inception through April 30, 2007 was $56,920.

We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000.

In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-142324 which became effective on May 14, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

In order to fully implement our business plan we will require the $20,000 from our shares being offered for sale by the company. If we are unable to receive funding from the offering of our shares we would postpone our cost-intensive plans while we investigate alternative funding. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but we will require full funding to implement our complete business plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

COMPLETED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for milestones are based on estimates derived from research and marketing data accumulated by our directors. They are estimates only. The numbers of Employees, B2B Partners, and Products/Services we plan for and the other projected milestones are approximations only and subject to adjustment based on cost and needs.

MAY-JUNE, 2007:

With the forced sabbatical of Mr. Delbeck, certain aspects of company research and planning were shelved. With his return the planning and analysis has resumed in the area of current Internet Technologies. We began to re-vamp the company website to incorporate technologies we identified as being best of breed for the purpose of illustrating to our now and future clients the power of the Internet and our ability to deliver premium solutions without premium price tags.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

JULY-AUGUST, 2007

We will have begun the establishment of B2B partnerships/relationships (to be an on-going process), both for the purpose of re-selling/marketing technologies, and for the purpose of service sharing, to capitalize on expertise we do not currently have in-house. This will also include potential outsource partners.

Because of the media intense nature of Internet Marketing and Developing, we will be acquiring/licensing background stock (like photos, graphics, etc.) that will allow us to produce superior marketing solutions.

Because a significant portion of what we do will be in the Advertising/Marketing arena we will be planning and launching our own marketing both in context of mainstream traditional (Newspaper, Specific trade magazines, possibly radio), and in the form of participating in seminars, presentations, and local tradeshows.

Because the summer months (June-July-August) are typically low budget months for most businesses except those that specialize in summer seasonal activities, our first focus will be on training and/or re-tooling our in-house expertise, and working with our business partners to do the same. Our second focus will be on preparing for the Fall-Winter clients that are either completing their budgets for the year, or planning their budgets for the next year. The goal being a marketing effort to kick of in the beginning of September to get new/additional market attention. Our third focus will be to identify summer season organizations, and planning how to capture that market for the following year.

SEPTEMBER-DECEMBER. 2007

The fall season kicks off intensive marketing efforts as planned during the summer. Because many (potential) clients will want to get their marketing presence up and running prior to the Christmas season, the focus will be on rapid development technologies, and phased website development approaches. As always easy to maintain sites, via site content editors, managed by Wired Associates (or the client), as opposed to the need for traditional investment in site development tools and technologies (HTML, Dreamweaver, etc.).

JANUARY - MARCH, 2008

Winter season will be about capitalizing on the marketing effort of the previous months. A complete review of previous years marketing (success and failure). Development of budget and planning for the next year.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of April 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our October 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-142324.

DEVELOPMENT STAGE

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

INCOME TAXES

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

BASIC AND DILUTED LOSS PER SHARE

The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided, as it would be anti-dilutive.

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated client returns and other allowances.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts payable and accrued liabilities and advances payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

WEBSITE COSTS

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred.

NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-142324, at the SEC website at www.sec.gov:

     Exhibit No.                        Description
     -----------                        -----------

        3.1         Articles of Incorporation*
        3.2         Bylaws*
       31.1         Sec. 302 Certification of Principal Executive Officer
       31.2         Sec. 302 Certification of Principal Financial Officer
       32.1         Sec. 906 Certification of Principal Executive Officer
       32.2         Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wired Associates Solutions Inc.


/s/ Scott Delbeck
---------------------------------------
By: Scott Delbeck
(Principal Executive Officer & Director)


/s/ Roy Brown
---------------------------------------
Roy Brown
(Principal Financial Officer,
Principal Accounting Officer & Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Wired Associates Solutions Inc.


/s/ Scott Delbeck
---------------------------------------
By: Scott Delbeck
(Principal Executive Officer & Director)


/s/ Roy Brown
---------------------------------------
Roy Brown
(Principal Financial Officer,
Principal Accounting Officer & Director)