Form 10QSB
period 2007-07-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2007-09-14
CIK 1245841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended July 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,800,000 shares of common stock issued and outstanding on July 31, 2007.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       July 31, 2007 and October 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                              July 31,          October 31,
                                                                2007               2006
                                                              --------           --------
                                     ASSETS

Current
  Cash                                                        $    617           $     64
                                                              ========           ========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                    $  4,894           $ 10,000
  Advances payable                                               6,568              6,628
                                                              --------           --------

                                                                11,462             16,628
                                                              --------           --------

                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
  50,000,000 shares authorized
  1,850,000 shares outstanding (2006: 1,700,000)                 1,850              1,700
Additional paid-in capital                                      49,650             34,800
Deficit accumulated during the development stage               (62,345)           (53,064)
                                                              --------           --------

                                                               (10,845)           (16,564)
                                                              --------           --------

                                                              $    617           $     64
                                                              ========           ========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS for
           the three and nine months ended July 31, 2007 and 2006 and for the period February 14, 2003 (Date of Inception) to July 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                    February 14, 2003
                                                                                                        (Date of
                                             Three months ended             Nine months ended         Inception) to
                                                  July 31,                       July 31,                July 31,
                                           2007            2006           2007             2006           2007
                                        ----------      ----------     ----------       ----------     ----------
Income                                  $       --      $       --     $       --       $       --     $   11,412
                                        ----------      ----------     ----------       ----------     ----------
Expenses
  Accounting and audit fees                  2,481              --          4,894               --         25,453
  Bank charges                                  24              22            133               89            712
  Communications - Note 3                       --              --             --               --          4,328
  Consulting fees                               --              --             --               --         12,125
  Filing fees                                1,420              --          2,754               --          4,276
  Foreign exchange                              --              --             --               --            649
  Legal fees                                 1,500             415          1,500              415          2,000
  Office and miscellaneous - Note 3             --              --             --               --          5,740
  Rent - Note 3                                 --              --             --               --         10,100
  Website costs                                 --              --             --              337          5,124
  Write-down of prepaid expenses                --              --             --               --          3,250
                                        ----------      ----------     ----------       ----------     ----------

                                             5,425             437          9,281              841         73,757
                                        ----------      ----------     ----------       ----------     ----------

Net loss for the period                 $   (5,425)     $     (437)    $   (9,281)      $     (841)    $  (62,345)
                                        ==========      ==========     ==========       ==========     ==========

Basic and diluted loss per share        $    (0.00)     $    (0.00)    $    (0.01)      $    (0.00)
                                        ==========      ==========     ==========       ==========

Weighted average number of shares
 outstanding                             1,808,696       1,700,000      1,750,549        1,700,000
                                        ==========      ==========     ==========       ==========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the nine months ended July 31, 2007 and 2006 and
      for the period February 14, 2003 (Date of Inception) to July 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                         February 14, 2003
                                                                                             (Date of
                                                             Nine months ended             Inception) to
                                                                  July 31,                    July 31,
                                                          2007               2006               2007
                                                        --------           --------           --------
Cash Flows from Operating Activities
  Net loss for the period                               $ (9,281)          $   (841)          $(62,345)
  Changes in non-cash working capital balances
   related to operations
     Accounts payable and accrued liabilities             (5,106)                --              4,894
     Advances payable                                        (60)               468              6,568
                                                        --------           --------           --------

                                                         (14,447)              (373)           (50,883)
                                                        --------           --------           --------
Cash Flows from Financing Activity
  Shares issued for cash                                  15,000                 --             51,500
                                                        --------           --------           --------

Increase (decrease) in cash during the period                553               (373)               617

Cash, beginning of the period                                 64                406                 --
                                                        --------           --------           --------

Cash, end of the period                                 $    617           $     33           $    617
                                                        ========           ========           ========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period February 14, 2003 (Date of Inception) to July 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                         Deficit
                                                                                        Accumulated
                                                 Common Shares          Additional      During the
                                            ----------------------       Paid-in       Development
                                            Number       Par Value       Capital          Stage           Total
                                            ------       ---------       -------          -----           -----
Capital stock subscribed pursuant to
 subscription agreement, for cash
 - at $0.0025                             1,000,000      $   1,000      $   1,500       $      --       $   2,500
Pursuant to an offering memorandum,
 for cash - at $0.05                        700,000            700         34,300              --          35,000
Less: share issue costs                          --             --         (1,000)             --          (1,000)
Net loss for the period                          --             --             --          (4,597)         (4,597)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2003                 1,700,000          1,700         34,800          (4,597)         31,903
Net loss for the year                            --             --             --         (22,399)        (22,399)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2004                 1,700,000          1,700         34,800         (26,996)          9,504
Net loss for the year                            --             --             --         (16,897)        (16,897)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2005                 1,700,000          1,700         34,800         (43,893)         (7,393)
Net loss for the year                            --             --             --          (9,171)         (9,171)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2006                 1,700,000      $   1,700      $  34,800       $  53,064       $ (16,564)
Pursuant to a private placement for
 cash - at $0.10                            150,000            150         14,850              --          15,000
Net loss for the period                          --             --             --          (9,281)         (9,281)
                                          ---------      ---------      ---------       ---------       ---------

Balance, July 31, 2007                    1,850,000      $   1,850      $  49,650       $ (62,345)      $ (10,845)
                                          =========      =========      =========       =========       =========

                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


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

       The results of operations for the nine months ended July 31, 2007 are not indicative of the results that may be expected for the full year.

Note 2 CONTINUANCE OF OPERATIONS

       These  financial   statements  have  been  prepared  in  accordance  with
       generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $62,345 since its inception, has a working capital deficiency of $10,845 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


Note 3 RELATED PARTY TRANSACTIONS

       The Company has incurred the following transactions with a company with a common director:

                                                                                         February 14, 2003
                                                                                             (Date of
                                      Three months ended           Nine months ended      Inception) to
                                           July 31,                     July 31,             July 31,
                                      2007          2006          2007           2007          2007
                                    --------      --------      ---------      --------      --------
       Communications               $     --      $     --      $      --      $     --      $  4,328
       Office and miscellaneous           --            --             --            --         5,740
       Rent                               --            --             --            --        10,100
                                    --------      --------      ---------      --------      --------

                                    $     --      $     --      $      --      $     --      $ 20,168
                                    ========      ========      =========      ========      ========

Note 4 COMMITMENT

       The Company has registered 800,000 shares of common stock for sale at $0.20 per share with the US Securities and Exchange Commission. Of the shares registered, 700,000 shares have been registered for sale by existing shareholders and 100,000 shares have been registered for sale by the Company. The Company will not receive any proceeds from the sale of any of the 700,000 shares sold by the selling shareholders. This registration became effective on May 15, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenues to date.

We incurred operating expenses of $5,425 and $437 for the three month periods ended July 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended July 31, 2007 and 2006 was $5,425 and $437, respectively. Our revenues from inception through July 31, 2007 were $11,412. Our net loss from inception through July 31, 2007 was $62,345.

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

LIQUIDITY AND CAPITAL RESOURCES

In order to fully implement our business plan we will require the $20,000 from the shares being offered for sale by the company. If we are unable to receive funding from the offering of the shares we would postpone our cost-intensive plans while we investigate alternative funding. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but we will require full funding to implement our complete business plan.

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

JULY-AUGUST, 2007

We began the establishment of B2B partnerships/relationships (to be an on-going process), both for the purpose of re-selling/marketing technologies, and for the purpose of service sharing, to capitalize on expertise we do not currently have in-house. This will also include potential outsource partners.

In July we signed a 6 month agreement with Mr. Vic Larson of VNS Web Solutions Ltd. to handle the summer marketing campaign. He will be seeking innovative ways to promote our services and bring new partnerships to our network we have been establishing. We anticipate a very busy fall and winter campaign from our summer efforts.

We also signed a two year contract with Bella Laboratories of Vancouver, BC to have Wired Associates market and manage their internet web site in which they expect sales to reach the one million dollar mark for the 2008 season. Wired will manage the web site along with the marketing of their full line of topical itch creams. We will also be overseeing the sales of the product and adding any solutions to help increase sales.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

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

JANUARY - MARCH, 2008

Winter season will be about capitalizing on the marketing effort of the previous months. We will conduct a complete review of the previous years' marketing efforts (success and failure). Development of budget and planning for the next year.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our October 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-142324.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2007.

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