Form 10KSB
period 2007-10-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2008-02-14
CIK 1245841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2007

                        Commission File Number 333-142324


                         WIRED ASSOCIATES SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                 7379                             37-1458557
(State or Other Jurisdiction of        (Primary Standard Industrial             (I.R.S. Employer
Incorporation or Organization)          Classification Code Number)            Identification No.)

                              14205 SE 36th Street
                                Suite 100, # 172
                               Bellevue, WA 98006
                                 (425) 675-4242
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

As of October 31, 2007, the registrant had 1,850,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                            3
Item 2.  Description of Property                                           11
Item 3.  Legal Proceedings                                                 12
Item 4.  Submission of Matters to a Vote of Securities Holders             12

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities             12
Item 6.  Management's Discussion of Analysis or Plan of Operation          14
Item 7.  Financial Statements                                              17
Item 8.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                              28
Item 8A. Controls and Procedures                                           28

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons      28
Item 10. Executive Compensation                                            30
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                       32
Item 12. Certain Relationships and Related Transactions                    33
Item 13. Exhibits                                                          33
Item 14. Principal Accountant Fees and Services                            33

Signatures                                                                 34

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

We are a development stage company whose business is web development, specializing in the design, creation and marketing of cost effective Internet products. We commenced operations on February 14, 2003, our inception date. We have not undertaken any significant development of our business nor have we received any revenue since the year ended October 31, 2004. We were incorporated in the State of Nevada in the United States of America. Our marketing services include:

     *    Traditional marketing methods like magazine advertising.
     *    Internet banner ad placement.
     * Search engine marketing, which is marketing via advertisements that post findings on the results page of a search on the Internet.
     *    Trouble shooting for software and design applications.
     *    Management consulting for multimedia base companies.

Our long-term strategy is to create valuable multimedia /marketing material, for companies to improve their marketing presence for products and services offered.

Our mission is to become one of the predominant multimedia /marketing service providers offering a broad range of strategic solutions within the corporate community. The critical success factors are:

     *    Understanding the market and increasing the customer's market share.
     * Understanding, developing and applying information technology to the Internet, interactive media markets, and data access and software tools.
     * Narrowing market focus while consummating strategic alliances to complement product and service offerings.
     * Investing in strategic Internet or interactive media investments or acquisitions, and most importantly, a continued understanding of customers' needs.
     * To provide the lowest possible pricing and still uphold great product and service.

We will seek to expand our participation in Internet, and interactive media industries, and increase our market share. Key elements of this strategy include:

     * UTILIZE THE LATEST TECHNOLOGY AVAILABLE INCLUDING FLASH, ASP, XML, AND COLD FUSION, TO ACHIEVE OPTIMUM INTERNET PRESENCE.
          We will constantly increase our technological capabilities through the enhancement of new and existing software.

     *    CONTINUE TO ENHANCE AND EXPAND OUR PRODUCTS AND SERVICES.
          We intend to continue to pursue the growth and development of our technologies and services and to introduce our Products commercially.

     *    PROVIDE THE HIGHEST LEVEL OF CUSTOMER SERVICE.
          Management plans to create a total service package that adds value to our customer's organizations.

     *    PURSUE INNOVATIVE ADVERTISING SOLUTIONS.
          We are actively seeking to develop innovative ways for advertisers to effectively reach their target audiences through the Internet. We design and offer customized packages which include the ability to change advertisements quickly and frequently, to link a specific search term to an advertisement, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics.

Products and Services

     *    MARKETING AND ADVERTISING
          We will assist our customers with the development and deployment of marketing strategies and plan to develop media packages to help customers generate leads while improving and closing sales.

     *    CUSTOM WEB SITE DEVELOPMENT
          We develop custom web sites, by subbing out the work to a larger web design team that only designs for a variety of other companies. Our strategy is to develop web sites that achieve growth and organizational optimization for our customers by creating more efficient navigation, and by using our encrypted software that enables our customers to update their site with little or no programming skills.

     *    MULTIMEDIA PRESENTATIONS
          We will provide customers with interactive presentations for sales, marketing, training, fund raising and various other presentations.

     *    WEB SITE HOSTING
          We have an arrangement with Borealis Networks to host all of our customers' web sites. Hosting of a customers' web site involves providing disk space, Internet connectivity, programming modules, and high speed connection solutions enabling access to their web site from the World Wide Web when the web address is accessed.

     *    WEB SITE MAINTENANCE
          We will provide maintenance of customers' web sites which involves providing updates to content and material on a website to keep it up to date on an ongoing basis.

     *    SEARCH ENGINE PLACEMENT
          We will create web sites using innovative methods in order achieve a greater likelihood of being found at or near the top of search engines results during users' searches.

     *    WEB AND COMPUTER CONSULTING
          We will offer business advisory and training services to identify profitable and practical ways for customers to improve business efficiency using the Internet as the primary medium of advertising.

     *    DOMAIN NAME MANAGEMENT
          We offer domain name management consisting of domain name registration, billing and payment of domain names, prevention from expiration, and monitoring to ensure no unauthorized changes are made to the domain name records.

DISTRIBUTION METHODS

We plan to advertise our products and services through several media sources including traditional print media and online advertising. We will attend numerous trade shows in various markets, while further supplementing our sales efforts with space advertising and product and services listings in appropriate directories. We also plan on marketing our products and services through direct sales.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

We currently have no new publicly announced products or services.

COMPETITION

We compete with various types of providers of marketing services. Our primary competitors, by way of example, include Radiant Communications (www.radiant.net), Professional Business Systems (www.pbsco.com) and Internet Image (www.internetimage.ca). The market for these services has grown dramatically in recent years as a result of the increased use of the Internet and expansion of print media by businesses for communication, marketing and information dissemination to their customers, suppliers, business partners and employees. The market is intensely competitive, highly fragmented and subject to rapid change. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond our control, including:

     *    Quality of the design and development.
     * Timing and market acceptance of new products and services developed by us and our competitors.
     *    Sales and marketing efforts.
     *    Client relationships.
     *    Technical knowledge and creative skills.
     *    Reliability.
     *    Ability to attract and retain quality professionals.
     *    Brand recognition.
     *    Reputation.
     *    Vertical industry knowledge.

We believe that we will be able to compete favorably because of the following:

Our service offering is more comprehensive than our competition as it includes business advisory consulting and planning. This allows us to work with our clients more as partners than as vendors.

We will strictly focus on a core group of services, including strategic planning, project management, web site and print implementation and design, and specific marketing elements, such as traditional print media, search engine optimization, consulting, and affiliate marketing management. Our competitors tend to want to be everything to everyone and offer a wider array of services, including telecommunications, bandwidth, standardized hosting, e-mail marketing. We believe our competitive advantage is that we do not spread our self too thin in terms of our resources and knowledge and our expertise in our core services is greater than if we were to provide a wider array of services.

We believe that the principal competitive factors in attracting customers includes the amount of traffic on our web site, brand recognition, customer service, the demographics of our customers and viewers, our ability to offer targeted audiences and the overall quality of the products and services we offer. We believe that the number of companies relying on revenues from their company web site will increase substantially in the future. In turn, we will likely face increased competition, resulting in increased pricing pressures on our service rates which could in turn have a material, adverse effect on our business.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We will utilize our management's background to offer our web site service on the Internet without the use of major suppliers of raw materials.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Wired Associates Solutions Inc. is seeking a broad base of customers. Our business plan does not depend on targeting any one or just a few major corporate customers. We intend to utilize our management's experience to make our services easily accessible via web search engines as well as direct advertising to target audiences.

PATENTS, TRADEMARKS, LICENSES, AGREEMENTS OR CONTRACTS

We regard our technology as proprietary and will attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending and have not filed for patent protection, and we do not anticipate that patents will become a significant part of the company's intellectual property in the future.

We intend to pursue the registration of our trademarks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

We own the domain name wiredassociates.com.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

GENERAL. There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, on-line content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws such as those governing issues such as intellectual property ownership and infringement, privacy, libel, copyright, trade mark, trade secret, obscenity, personal privacy, taxation, regulation of professional services, regulation of medical devices and the regulation of the sale of other specified goods and services apply to the Internet and Internet advertising. The requirement that we comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

ON-LINE CONTENT REGULATIONS. Several federal and state statutes prohibit the transmission of indecent, obscene or offensive content over the Internet to certain persons. In addition, pending legislation seeks to ban Internet gambling and federal and state officials have taken action against businesses that operate Internet gambling activities. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available to our customers. Legislation regulating on-line content could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium, which could have a material adverse effect on the customer's ability to generate revenues.

PRIVACY CONCERNS. The Federal Trade Commission is considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. Such regulations may include requirements that companies establish certain procedures to, among other things:

     * give adequate notice to consumers regarding information collection and disclosure practices.
     * provide consumers with the ability to have personal identifying information deleted from a company's database.
     * provide consumers with access to their personal information and with the ability to rectify inaccurate information.
     * clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's website.
     * obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

Such regulation may also include enforcement and redress provisions. Moreover, even in the absence of such regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One such investigation has resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. Any such developments could have a material adverse effect on the customers' business, results of operations and financial condition.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of any environmental regulations that could directly affect our operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

NUMBER OF EMPLOYEES

At the present time, the company has no employees other than its officers and directors who devote their time as needed to the Company's business. Due to Mr. Delbeck's sabbatical we currently subcontract our web designs to WSI web Solutions and also maintain 3 freelance designers/programmers who we can contract on an as-needed basis. We intend to add staff as needed, as we expand operations and resume full time design in our office.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASES OR SALES OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

                                  RISK FACTORS

1. HIGH RISK. We are in our organizational and development stages and any investment in our company involves a high degree of risk. A prospective investor should, therefore, be aware that in the event we are not successful in our proposed business plans, any investment in our shares may be lost and we may be faced with the possibility of liquidation.

2. START-UP COMPANY; UNCERTAINTY OF FUTURE PROFITABILITY. We were incorporated and in existence from February 14, 2003, and have had limited revenues. There can be no assurance that we will be successful in our proposed business plans. We face all the risks inherent in a relatively new business and there can be no assurance that our activities will be successful and/or result in any profits.

3. WE DO NOT HAVE ANY ADDITIONAL SOURCE OF FUNDING FOR OUR BUSINESS PLANS. Other than the shares offered by our SB-2 offering, no other source of capital has been identified or sought. As a result we do not have an alternate source of funds should the funds from our offering be insufficient. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders. If we are not successful in securing revenue or funding, we will be faced with several options: 1. abandon our business plans, cease operations and go out of business; 2. continue to seek alternative and acceptable sources of capital; or 3. bring in additional capital that may result in a change of control. In the event of any of these circumstances an investor could lose a substantial part or all of their investment.

4. ISSUANCE OF ADDITIONAL SHARES. There are still 48,150,000 shares of Common Stock which the Board of Directors has the authority to issue. The issuance of any such shares to persons other than the current investors will reduce the amount of control held by the current investors and may result in a dilution of the book value of their shares. There are presently no commitments, contracts or intentions to issue any additional shares to any persons.

5. NO ASSURANCE OF A PUBLIC MARKET. There is currently no active trading in our Common Stock and there is no assurance that an active trading market in our Shares will ever develop. Accordingly, there is a very high risk that our Shares may not be able to be resold in the future.

6. NO CASH DIVIDENDS PAID. No cash dividends have been declared or paid on the shares of our Common Stock to date, nor is it anticipated that any such dividends will be declared or paid to stockholders in the foreseeable future. It is currently anticipated that any income received from operations will be reinvested and devoted to our future operations and/or to expansion.

7. POTENTIAL FUTURE SALES PURSUANT TO RULE 144. 1,000,000 shares of "restricted" Common Stock has been issued in consideration for proprietary rights, business plans, organizational services and expenses and cash in the amount of $2,500, or $.0025 per share, and 150,000 shares in the amount of $15,000, or $0.10 per share. All of the shares are held by persons who are officers, directors and/or control persons of the company and who hold such shares as "restricted securities", as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. However, these securities held by officers, directors and/or control persons may only be sold in compliance with Rule 144 which provides, in essence, that officers and directors and others holding restricted securities (such as those described above) may each sell, in brokerage transactions, an amount equal to 1% of the company's total outstanding Common Stock every three (3) months. In addition, Rule 144 provides that shares must not be sold until they have been held for a period of at least one (1) year from the date they were fully paid for. The possible sale of these restricted securities under Rule 144 may, in the future, have a depressive effect on the price of the company's Common Stock in any public market which may develop, assuming there is such a market, of which there can be no assurance. Furthermore, persons holding restricted securities for one (1) year who are not "affiliates" of the company, as that term is defined in Rule 144, may sell their securities pursuant to Rule 144 without any restrictions and/or limitations on the number of shares sold, assuming there is such a market, of which there can be no assurance. (See "Principal Stockholders".)

8. DEPENDENCE ON KEY PERSONNEL. Our future performance will be substantially dependent on the continued services of our officers and directors. Future performance also will depend on our ability to retain and motivate new officers and key employees. We currently have only three executive officers and the loss of the services of any of them could harm our proposed business operations. We do not have long-term employment agreements with any of our key personnel and we do not maintain any "key person" life insurance policies. Future success also will depend on the ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

9. INSURANCE; INDEMNIFICATION OF OFFICERS AND DIRECTORS. We have investigated the cost of insurance against liabilities arising out of the negligence of our officers and directors and/or deficiencies in any of our business operations. Based on our lack of current revenues, we have determined that the cost of such insurance is excessive at this time. Accordingly, we have not obtained such insurance and would have to satisfy any such liabilities out of our assets. Any such liability which might arise could be substantial and may exceed our assets.

Our By-Laws provide for indemnification to officers and directors to the fullest extent permitted under Nevada law; however, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

10. PENNY STOCK REGULATIONS MAY DECREASE YOUR ABILITY TO SELL COMMON STOCK. If our common stock trades below $5.00 per share, we will be subject to the penny stock regulations. If our shares are subject to the penny stock regulations, the market liquidity in them could be adversely affected because the rules require broker-dealers to make a special suitability determination for the purchaser and have received the purchaser's written consent prior to the sale. This makes it more difficult administratively for broker-dealers to buy and sell stock subject to the penny stock regulations on behalf of their customers. Consequently, the regulations may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell them in the secondary market.

11. CONTINUED CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS. Mr. Delbeck owns 650,000 shares of company common stock and Mr. Brown owns 500,000 shares of company common stock, which is 62% of the outstanding common stock. As a result, these stockholders exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control.

12. WE MAY EXPERIENCE RAPID GROWTH AND OUR INABILITY TO MANAGE THIS GROWTH COULD HARM BUSINESS OPERATIONS. Due to the nature of the Internet, we may experience significant growth. This growth may place a significant strain on our available resources. As part of this growth, we may have to implement new operational and financial systems and procedures and controls, expand, train and manage our employee base, and create close coordination among our technical, accounting, finance, marketing and sales staffs. If we are unable to manage growth effectively, our business, results of operations and financial condition could be adversely affected.

13. WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.
The market in which we will compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. These market characteristics are worsened by the emerging nature of the Internet and the apparent need of companies from a multitude of industries to offer Web-based products and services. Our future success, therefore, will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our products and/or services. Any failure to adapt to such changes would harm our business operations and revenues. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our products, services or infrastructure.

14. BUSINESS WILL BE SUBJECT TO GOVERNMENT REGULATION RELATING TO THE INTERNET, WHICH COULD IMPAIR operations. Because of the increasing use of the Internet as a communication and commercial medium, the government has adopted and may adopt additional laws and regulations with respect to the Internet covering such areas as user privacy, pricing, content, taxation, copyright protection, distribution and characteristics and quality of production and services.

15. WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE. We plan to contact a market maker and apply to have our shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares.

16. OUR OFFICERS AND DIRECTORS CURRENTLY DEVOTE ONLY PART TIME SERVICES TO THE COMPANY. Scott Delbeck, our President, Roy Brown, our Secretary and Treasurer, and Ian Garrett, our Vice President currently devote as many hours per week as needed to company matters. The responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon them. None have had experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with their other business activities. In the event they are unable to fulfill any aspect of their duties to the Company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

ITEM 2 - DESCRIPTION OF PROPERTY

We currently lease office space at 14205 SE 36th Street, Suite 100, # 172 Bellevue, WA 98006, for $110 per month. The business premises consist of shared common facilities including reception area, board room and copying room. We feel that the existing office space is sufficient at this time and feel we will be able to lease additional office space at the same location as our needs grow. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages. There are currently no restrictions on the amount of assets used to invest in real estate.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended October 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We plan to contact a market maker to file an application on our behalf to have our shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Wired Associates Solutions, and anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

HOLDERS

As of October 31, 2007, we have 1,850,000 shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $74,175 in expenses through October 31, 2007.

The following table provides selected financial data about our company for the year ended October 31, 2007.

                    Balance Sheet Data:           10/31/07
                    -------------------           --------
                    Cash                          $    199
                    Total assets                  $    199
                    Total liabilities             $ 12,632
                    Shareholders' equity          $(12,433)

We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company.

In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-142324 which became effective on May 14, 2007.

PLAN OF OPERATION

Our cash in the bank at October 31, 2007 was $199. In order to satisfy our cash requirements we were required to complete our offering of 100,000 shares registered pursuant to our SB-2 Registration Statement which became effective on May 14, 2007. We completed and closed our SB-2 offering on January 31, 2008 selling a total of 100,000 shares at $.20 per share to raise an aggregate amount of $20,000 from 8 shareholders.

We incurred operating expenses of $10,869 for the year ended October 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the year ended October 31, 2007 was $10,869.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Wired Associates Solutions Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Wired Associates Solutions Inc. (the "Company", a Development Stage Company) as of October 31, 2007 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the year ended October 31, 2007 and for the period from February 14, 2003 (Date of Inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period from February 14, 2003 (Date of Inception) to October 31, 2006. Such statements are included in the cumulative inception to October 31, 2007 totals of the statements of operations, cash flows and stockholders' equity (deficiency) and reflect a net loss of 83% of the related cumulative totals. Those consolidated financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amount for the period from February 14, 2003 (Date of Inception) to October 31, 2006 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements referred to above present fairly, in all material respects, the financial position of Wired Associates Solutions Inc. as of October 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period from February 14, 2003 (Date of Inception) to October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ BDO Dunwoody LLP
-------------------------------
Chartered Accountants

Vancouver, Canada
February 4, 2008

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Wired Associates Solutions Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Wired Associates Solutions Inc. (A Development Stage Company) as of October 31, 2006 and the related statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year ended October 31, 2006 and the period from February 14, 2003 (Date of Inception) to October 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Wired Associates Solutions Inc. as of October 31, 2006 and the results of its operations and its cash flows for the year ended October 31, 2006 and the period from February 14, 2003 (Date of Inception) to October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the development stage, has no not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                  /s/ Amisano Hanson
December 5, 2006                                   ----------------------------
                                                   Chartered Accountants

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            October 31, 2007 and 2006
                             (Stated in US Dollars)

                                                                2007               2006
                                                              --------           --------
                                     ASSETS

Current
  Cash                                                        $    199           $     64
                                                              ========           ========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                    $  6,064           $ 10,000
  Advances payable                                               6,568              6,628
                                                              --------           --------

                                                                12,632             16,628
                                                              --------           --------
                            SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value
  50,000,000 shares authorized
  1,850,000 (2006: 1,700,000) shares outstanding                 1,850              1,700
Additional paid-in capital                                      49,650             34,800
Deficit accumulated during the development stage               (63,933)           (53,064)
                                                              --------           --------

                                                               (12,433)           (16,564)
                                                              --------           --------

                                                              $    199           $     64
                                                              ========           ========

Nature of Operations and Ability to Continue as a Going Concern - Note 1 Subsequent Event - Note 5


                SEE ACCOMPANYING NOTES AND REPORTS OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                for the years ended October 31, 2007 and 2006 and
    for the period February 14, 2003 (Date of Inception) to October 31, 2007
                             (Stated in US Dollars)

                                                                                          February 14, 2003
                                                                                              (Date of
                                                            Years ended                     Inception) to
                                                             October 31,                     October 31,
                                                      2007                 2006                 2007
                                                   ----------           ----------           ----------
                                                                                            (Cumulative)
Income                                             $       --           $       --           $   11,412
                                                   ----------           ----------           ----------
Expenses
  Accounting and audit fees                             6,064                5,060               26,623
  Bank charges                                            190                  108                  769
  Communications - Note 4                                  45                   --                4,373
  Consulting fees                                          --                   --               12,125
  Filing fees                                           2,754                  416                4,276
  Foreign exchange                                         --                   --                  649
  Legal fees                                            1,500                   --                2,000
  Office and miscellaneous - Note 4                        --                   --                5,740
  Rent - Note 4                                           316                   --               10,416
  Website costs                                            --                  337                5,124
  Write-down of prepaid expense                            --                3,250                3,250
                                                   ----------           ----------           ----------

                                                       10,869                9,171               75,345
                                                   ----------           ----------           ----------

Net loss for the period                            $  (10,869)          $   (9,171)          $  (63,933)
                                                   ==========           ==========           ==========

Basic and diluted loss per share                   $    (0.01)          $    (0.01)
                                                   ==========           ==========

Weighted average number of shares outstanding       1,775,617            1,700,000
                                                   ==========           ==========


                SEE ACCOMPANYING NOTES AND REPORTS OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                for the years ended October 31, 2007 and 2006 and
    for the period February 14, 2003 (Date of Inception) to October 31, 2007
                             (Stated in US Dollars)

                                                                                          February 14, 2003
                                                                                             (Date of
                                                                Years ended                Inception) to
                                                                October 31,                  October 31,
                                                          2007               2006               2007
                                                        --------           --------           --------
                                                                                            (Cumulative)
Cash Flows from (used in) Operating Activities
  Net loss for the period                               $(10,869)          $ (9,171)          $(63,933)
  Changes in non-cash working capital balances
   related to operations:
     Prepaid expense                                          --              3,250                 --
     Accounts payable and accrued liabilities             (3,936)            (1,049)             6,064
     Advances payable                                        (60)             6,628              6,568
                                                        --------           --------           --------

                                                         (14,865)              (342)           (51,301)
                                                        --------           --------           --------
Cash Flows from Financing Activity
  Issuance of shares                                      15,000                 --             51,500
                                                        --------           --------           --------

Increase (decrease) in cash during the period                135               (342)               199

Cash, beginning of the period                                 64                406                 --
                                                        --------           --------           --------

Cash, end of the period                                 $    199           $     64           $    199
                                                        ========           ========           ========

                SEE ACCOMPANYING NOTES AND REPORTS OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period February 14, 2003 (Date of Inception) to October 31, 2007
                             (Stated in US Dollars)

                                                                                         Deficit
                                                                                        Accumulated
                                                 Common Shares          Additional      During the
                                            ----------------------       Paid-in       Development
                                            Number       Par Value       Capital          Stage           Total
                                            ------       ---------       -------          -----           -----
Capital stock subscribed pursuant to
 subscription agreement, for cash
 - at $0.0025                             1,000,000      $   1,000      $   1,500       $      --       $   2,500

Pursuant to an offering memorandum,
 for cash - at $0.05                        700,000            700         34,300              --          35,000

Less: share issue costs                          --             --         (1,000)             --          (1,000)

Net loss for the period                          --             --             --          (4,597)         (4,597)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2003                 1,700,000          1,700         34,800          (4,597)         31,903

Net loss for the year                            --             --             --         (22,399)        (22,399)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2004                 1,700,000          1,700         34,800         (26,996)          9,504

Net loss for the year                            --             --             --         (16,897)        (16,897)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2005                 1,700,000          1,700         34,800         (43,893)         (7,393)

Net loss for the year                            --             --             --          (9,171)         (9,171)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2006                 1,700,000      $   1,700      $  34,800       $  53,064       $ (16,564)

Capital stock subscribed pursuant to
 subscription agreement, for cash
 - at $0.10                                 150,000            150         14,850              --          15,000
Net loss for the year                            --             --             --         (10,869)        (10,869)
                                          ---------      ---------      ---------       ---------       ---------

Balance, October 31, 2007                 1,850,000      $   1,850      $  49,650       $ (63,933)      $ (12,433)
                                          =========      =========      =========       =========       =========

                SEE ACCOMPANYING NOTES AND REPORTS OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2007 and 2006
                             (Stated in US Dollars)


Note 1 Nature of Operations and Ability to Continue as a Going Concern

    The  Company  is  a  development   stage  company  whose   business  is  web
    development, specializing in the design, creation and marketing of cost effective Internet products. The Company commenced operations on February 14, 2003, the inception date of the Company. The Company has not undertaken any significant development of its business nor has it received any revenue since the year ended October 31, 2004. The Company was incorporated in the State of Nevada in the United States of America.

    These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $63,933 since its inception, has a working capital deficiency of $12,433 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2 Summary of Significant Accounting Policies

    The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

    The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

    Development Stage

    The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises" as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2007 and 2006
                             (Stated in US Dollars)

Note 2 Summary of Significant Accounting Policies - (cont'd)

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

    Basic and Diluted Loss Per Share

    The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as the Company has no potential common shares.

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

    Financial Instruments

    The carrying value of the Company's financial instruments consisting of cash, accounts payable and accrued liabilities and advances payable approximates their fair value due to the short-term nature of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2007 and 2006
                             (Stated in US Dollars)

Note 2 Summary of Significant Accounting Policies - (cont'd)

    New Accounting Standards

    In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

    In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 did not have a material impact on its financial position or results from operations.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2007 and 2006
                             (Stated in US Dollars)


Note 2 Summary of Significant Accounting Policies - (cont'd)

    New Accounting Standards - (cont'd)

    In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements". This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, "Accounting for Contingencies". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for annual and interim financial statements issued for fiscal year beginning on or after December 15, 2006. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

    On February 15, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company's financial statements issued in the first fiscal year that begins after November 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3 Deferred Income Taxes

    The Company's income tax expense (benefit) for the years ended October 31, 2007 and 2006 differed from the United States statutory rates:

                                                         Years ended October 31,
                                                            2007          2006
                                                          -------       -------
     Effective tax rate                                        15%           15%
                                                          =======       =======

     Statutory rate applied to loss before income taxes   $(1,630)      $(1,376)
     Change in valuation allowance                          1,630         1,376
                                                          -------       -------

     Income tax expense                                   $    --       $    --
                                                          =======       =======

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2007 and 2006
                             (Stated in US Dollars)


Note 3 Income Taxes - (cont'd)

    The following table summarizes the significant components of the Company's deferred tax assets:

                                                            2007          2006
                                                          -------       -------

     Deferred tax assets
     Net operating  loss carryforwards                    $ 9,590       $ 7,960
     Less: valuation allowance for deferred tax asset      (9,590)       (7,960)
                                                          -------       -------

                                                          $    --       $    --
                                                          =======       =======

    The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

    No provision for income taxes has been provided in these financial statements due to the net loss. At October 31, 2007, the Company has net operating loss carryforwards, which expire on various dates commencing in 2023, totalling $63,933, the benefit of which has not been recorded in the financial statements.

Note 4 Related Party Transactions

    The Company has incurred the following transactions with a company with a common director:

                                                             February 14, 2003
                                                                (Date of
                                         Years ended          Inception) to
                                          October 31,           October 31,
                                     2007          2006            2007
                                   --------      --------        --------

     Communications                $     --      $     --        $  2,240
     Office and miscellaneous            --            --           3,410
     Rent                                --            --           9,200
                                   --------      --------        --------

                                   $     --      $     --        $ 14,850
                                   ========      ========        ========

Note 5 Subsequent Event

    On January 31, 2008, the Company completed a private placement of 100,000 shares of common stock at $0.20 per share.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and officers of Wired Associates Solutions Inc., who hold their offices until death, resignation, retirement, removal, disqualification, or until a time as their successors shall be elected and qualified are as follows:

Name and Address                Age               Position(s)
----------------                ---               -----------

Scott Delbeck                   31        CEO, President and Director
14205 SE 36th Street
Suite 100, # 172
Bellevue, WA   98006

Roy Brown                       64        CFO, Secretary, Treasurer and Director
14205 SE 36th Street
Suite 100, # 172
Bellevue, WA   98006

Ian Garrett                     37        Vice-President, Marketing and Director
14205 SE 36th Street
Suite 100, # 172
Bellevue, WA   98006

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions for the foreseeable future.

Each of the foregoing persons may be deemed a "promoter" of Wired Associates Solutions Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Scott Delbeck, our president and director currently devotes 20 hours a week to manage the business affairs of our company. Roy Brown, our secretary, treasurer and director, currently devotes 7 to 10 hours a week to manage the business affairs of our company. Ian Garrett, a director, currently devotes 2 to 3 hours a week to manage the business affairs of our company.

No current or former executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

BACKGROUND OF OFFICERS AND DIRECTORS

SCOTT DELBECK has been CEO, President and a Director of the Company since inception. From March 2004 to the present, he works for Rip Town Media as a Business Manager. Mr. Delbeck was a Multimedia Manager for OriGen Capital, a Venture Capital company located in Vancouver, British Columbia. From July 1998 to December 2001, Mr. Delbeck was a freelance Multimedia Designer, in Vancouver, British Columbia. From June 1994 to July 1998, Mr. Delbeck was a Guest Agent at Canadian Pacific Chateau Whistler Resort, a resort hotel located in Whistler, British Columbia.

Mr. Delbeck's educational background includes Web Development training at the British Columbia Institute of Technology, in 2000. Mr. Delbeck became a Microsoft Certified Professional in 1999 and has been a member of the Project Management Institute since 2001.

ROY BROWN has been CFO, Secretary, Treasurer and a Director of the Company since inception. From May 1991 to present, Mr. Brown has served as President of Roymor Market Services Inc., a financial services company located in Vancouver, British Columbia. From April 2004 to present Mr. Brown has been an officer of Zena Capital Corp., a publicly traded (TSX) mining and quarrying company in British Columbia, Canada. From April 2004 to present Mr. Brown has been an officer and director of Rock Creek Minerals Inc., a wholly owned subsidiary of Zena Capital Corp., operating a mining and quarrying company in British Columbia, Canada. From May 2001 to August 2006, Mr. Brown was a director of New Pacific Ventures Inc., a publicly traded (OTC BB) resource exploration company, in Vancouver,

British Columbia. From May 2001 to October 2001 Mr. Brown was an officer and director of Bidder Communications Inc., a publicly traded (OTC BB) online auction company.

Mr. Brown has held his Canadian Securities License (1982), Mortgage Brokerage License (1991), and Class A Insurance Broker License (1999).

IAN GARRETT has been Vice-President, Marketing and a Director of the Company since inception. From September 1998 to present, Mr. Garrett has been the President of Coastal Range Marketing, a marketing company for Internet websites, located in Vancouver, British Columbia. From November 1996 to September 1997, Mr. Garrett was the Lower Mainland Area Manager for SCIC - Advantage Cremation Funeral Service, a funeral and cremation services company, located in Vancouver, British Columbia. From January 1994 to November 1998, Mr. Garrett was the Location Manager for SCIC - First Memorial Funeral Service, a funeral and burial services company, located in Vancouver, British Columbia.

Mr. Garrett attended Marmont College in Edmonton, Alberta from 1983 to 1985.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officers and directors receive no compensation. The current Board of Directors is comprised of Mr. Delbeck, Mr. Brown and Mr. Garrett.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Scott         2007       0          0          0            0          0             0            0         0
Delbeck,      2006       0          0          0            0          0             0            0         0
President,    2005       0          0          0            0          0             0            0         0
CEO and
Director

Roy Brown,    2007       0          0          0            0          0             0            0         0
Secretary,    2006       0          0          0            0          0             0            0         0
CFO and       2005       0          0          0            0          0             0            0         0
Director

Ian           2007       0          0          0            0          0             0            0         0
Garrett,      2006       0          0          0            0          0             0            0         0
Vice          2005       0          0          0            0          0             0            0         0
President

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Scott          0              0              0           0           0           0            0           0            0
Delbeck

Roy Brown      0              0              0           0           0           0            0           0            0

Ian Garrett    0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Scott Delbeck       0          0          0             0                0               0            0

Roy Brown           0          0          0             0                0               0            0

There are no current employment agreements between the company and its executive officers. The officers and directors of the company do not intend to receive cash remuneration or salaries for their efforts unless and until our business operations are successful, at which time salaries and other remuneration will be established by the Board of Directors, as appropriate.

None of our officers, directors, advisors or key employees is currently party to employment agreements with the company. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Wired Associates Solutions' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name and Address                                                               Approximate
of Beneficial               Number of           Date        Consideration        Percent
  Owner (1)                  Shares           Acquired          Paid           of Ownership
  ---------                  ------           --------          ----           ------------
Scott Delbeck                500,000          02-14-03       $.0025/Share           35%
14205 SE 36th Street                                         or $1,250
Suite 100, # 172             100,000          03-23-07       $.10/Share
Bellevue WA 98006                                            or $10,000
                              50,000          08-01-07       $.10/Share
                                                             or $5,000

Roy Brown                    500,000          02-14-03       $.0025/Share           27%
14205 SE 36th Street                                         or $1,250
Suite 100, # 172
Bellevue, WA 98006

All Officers and           1,150,000                                                62%
 Directors as a Group

----------
(1) Each person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/her direct and indirect holdings in the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 14, 2003, a total of 1,000,000 shares of Common Stock were issued to Mr. Delbeck and Mr. Brown in exchange for organizational services and expenses, proprietary rights, business plans and cash in the amount of $2,500 U.S., or $.0025 per share. In March 2007 we received $10,000 from Mr. Delbeck who purchased 100,000 shares of our common stock at $0.10 per share. In August 2007 Mr. Delbeck was issued 50,000 shares of our common stock at $0.10 for expenses he paid on behalf of the company. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by officers and directors of the Company. (See "Principal Stockholders".)

Mr. Delbeck, Mr. Brown and Mr. Garrett, the officers and directors will not be paid for any underwriting services that they perform on our behalf with respect to our SB-2 offering.

At October 31, 2007 $60 is due to a director of the company. The loan is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)         Articles of Incorporation*
       3(ii)        Bylaws*
      31.1          Sec. 302 Certification of CEO
      31.2          Sec. 302 Certification of CFO
      32.1          Sec. 906 Certification of CEO
      32.2          Sec. 906 Certification of CFO

----------
*    Included in our original SB-2 filing under Commission File Number
     333-142324.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the Company for audit services were $Nil (2006:
$5,000) and for non-audit services were $6,064 (2006: $Nil) during the period from November 1, 2006 to October 31, 2007.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2008.

Wired Associates Solutions Inc.


/s/ Scott Delbeck
----------------------------------------
By: Scott Delbeck
(Principal Executive Officer & Director)


/s/ Roy Brown
----------------------------------------
Roy Brown
(Principal Financial Officer,
Principal Accounting Officer & Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and dates stated.


/s/ Scott Delbeck                                             February 13, 2008
----------------------------------------                      -----------------
Scott Delbeck, President                                            Date
(Principal Executive Officer & Director)


/s/ Roy Brown                                                 February 13, 2008
----------------------------------------                      -----------------
Roy Brown, Secretary, Treasurer                                     Date
(Principal Financial Officer,
Principal Accounting Officer & Director)