Form 10-Q
period 2008-01-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2008-03-20
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

                        Commission file number 333-142324


                         WIRED ASSOCIATES SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                              14205 SE 36th Street
                                Suite 100, # 172
                               Bellevue, WA 98006
          (Address of principal executive offices, including zip code.)

                                 (425) 675-4242
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of January 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended January 31, 2008, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      January 31, 2008 and October 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                     January 31,        October 31,
                                                                        2008               2007
                                                                      --------           --------
                                     ASSETS

Current
  Cash                                                                $ 13,715           $    199
                                                                      ========           ========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                            $  6,064           $  6,064
  Advances payable                                                       6,568              6,568
                                                                      --------           --------

                                                                        12,632             12,632
                                                                      --------           --------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, $0.001 par value
  50,000,000 shares authorized
  1,950,000 shares outstanding (October 31, 2007: 1,850,000)             1,950              1,850
Additional paid-in capital                                              69,550             49,650
Subscriptions receivable                                                (6,000)                --
Deficit accumulated during the development stage                       (64,417)           (63,933)
                                                                      --------           --------

                                                                         1,083            (12,433)
                                                                      --------           --------

                                                                      $ 13,715           $    199
                                                                      ========           ========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three months ended January 31, 2008 and 2007 and
    for the period February 14, 2003 (Date of Inception) to January 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                       February 14, 2003
                                                                                           (Date of
                                                           Three months ended            Inception) to
                                                               January 31,                January 31,
                                                       2008                 2007             2008
                                                    ----------           ----------       ----------
Income                                              $       --           $       --       $   11,412
                                                    ----------           ----------       ----------
Expenses
  Accounting and audit fees                                 --                1,500           26,623
  Bank charges                                              44                   43              813
  Communications - Note 3                                   --                   --            4,373
  Consulting fees                                           --                   --           12,125
  Filing fees                                               --                   --            4,276
  Foreign exchange                                          --                   --              649
  Legal fees                                                --                   --            2,000
  Office and miscellaneous - Note 3                         --                   --            5,740
  Rent - Note 3                                            440                   --           10,856
  Website costs                                             --                   --            5,124
  Write-down of prepaid expenses                            --                   --            3,250
                                                    ----------           ----------       ----------

                                                           484                1,543           75,829
                                                    ----------           ----------       ----------

Net loss for the period                             $     (484)          $   (1,543)      $  (64,417)
                                                    ==========           ==========       ==========

Basic and diluted loss per share                    $    (0.00)          $    (0.00)
                                                    ==========           ==========

Weighted average number of shares outstanding        1,851,087            1,700,000
                                                    ==========           ==========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
            for the three months ended January 31, 2008 and 2007 and
    for the period February 14, 2003 (Date of Inception) to January 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                        February 14, 2003
                                                                                            (Date of
                                                           Three months ended             Inception) to
                                                               January 31,                 January 31,
                                                          2008               2007             2008
                                                        --------           --------         --------
Cash Flows used in Operating Activities
  Net loss for the period                               $   (484)          $ (1,543)        $(64,417)
  Changes in non-cash working capital balances
   related to operations
     Accounts payable and accrued liabilities                 --              1,500            6,064
     Advances payable                                         --                 --            6,568
                                                        --------           --------         --------

                                                            (484)               (43)         (51,785)
                                                        --------           --------         --------
Cash Flows from Financing Activity
  Shares issued for cash                                  14,000                 --           65,500
                                                        --------           --------         --------

Increase (decrease) in cash during the period             13,516                (43)          13,715

Cash, beginning of the period                                199                 64               --
                                                        --------           --------         --------

Cash, end of the period                                 $ 13,715           $     21         $ 13,715
                                                        ========           ========         ========

Non-cash Transaction - Note 4


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period February 14, 2003 (Date of Inception) to January 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                 Common Shares        Additional                     During the
                                            ----------------------     Paid-in      Subscriptions    Development
                                            Number       Par Value     Capital        Receivable        Stage         Total
                                            ------       ---------     -------        ----------        -----         -----
Capital stock subscribed pursuant to
 subscription agreement, for cash
 - at $0.0025                             1,000,000      $   1,000    $   1,500       $      --       $      --     $   2,500
Pursuant to an offering memorandum,
 for cash - at $0.05                        700,000            700       34,300              --              --        35,000
Less: share issue costs                          --             --       (1,000)             --              --        (1,000)
Net loss for the period                          --             --           --              --          (4,597)       (4,597)
                                          ---------      ---------    ---------       ---------       ---------     ---------

Balance, October 31, 2003                 1,700,000          1,700       34,800              --          (4,597)       31,903
Net loss for the year                            --             --           --              --         (22,399)      (22,399)
                                          ---------      ---------    ---------       ---------       ---------     ---------

Balance, October 31, 2004                 1,700,000          1,700       34,800              --         (26,996)        9,504
Net loss for the year                            --             --           --              --         (16,897)      (16,897)
                                          ---------      ---------    ---------       ---------       ---------     ---------

Balance, October 31, 2005                 1,700,000          1,700       34,800              --         (43,893)       (7,393)
Net loss for the year                            --             --           --              --          (9,171)       (9,171)
                                          ---------      ---------    ---------       ---------       ---------     ---------

Balance, October 31, 2006                 1,700,000          1,700       34,800              --          53,064       (16,564)

Capital stock subscribed pursuant to
 subscription agreement, for cash
 - at $0.10                                 150,000            150       14,850              --              --        15,000
Net loss for the year                            --             --           --              --         (10,869)      (10,869)
                                          ---------      ---------    ---------       ---------       ---------     ---------

Balance, October 31, 2007                 1,850,000      $   1,850    $  49,650              --       $ (63,933)    $ (12,433)

Capital stock subscribed pursuant to
 subscription agreement for cash
 - at $0.20                                 100,000            100       19,900          (6,000)             --        20,000
Subscription receivable                          --             --           --              --              --        (6,000)
Net loss for the period                          --             --           --              --            (484)         (484)
                                          ---------      ---------    ---------       ---------       ---------     ---------

Balance, January 31, 2008                 1,950,000      $   1,950    $  69,550       $  (6,000)      $ (64,417)    $   7,083
                                          =========      =========    =========       =========       =========     =========

                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                January 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1 INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited interim financial statements have been prepared by Wired Associates Solutions Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended October 31, 2007, as filed with the United States Securities and Exchange Commission.

       The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

Note 2 CONTINUANCE OF OPERATIONS

       The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At January 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $64,417 since its inception, had working capital of $1,083 which may not be sufficient to sustain operations over the next twelve months and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance if additional funding is going to be available.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                January 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


Note 3 RELATED PARTY TRANSACTIONS

       The Company has incurred the following transactions with a company with a common director:

                                                                         February 14, 2003
                                                                             (Date of
                                            Three months ended           Incorporation) to
                                                January 31,                 January 31,
                                           2008              2007              2008
                                         --------          --------          --------
       Communications                    $     --          $     --          $  2,240
       Office and miscellaneous                --                --             3,410
       Rent                                    --                --             9,200
                                         --------          --------          --------

                                         $     --          $     --          $ 14,850
                                         ========          ========          ========

Note 4 NON-CASH TRANSACTIONS

       Investing and financing activities that do not have direct impact on current cash flows are excluded from the statements of cash flows. During the three months ended January 31, 2008, the Company issued 100,000 common shares at $0.20 per share of which $6,000 was receivable from the subscribers at January 31, 2008.

       This transaction has been excluded from the statements of cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $75,829 in expenses through January 31, 2008.

The following table provides selected financial data about our company for the three months ended January 31, 2008.

                     Balance Sheet Data:           1/31/08
                     -------------------           -------
                     Cash                          $13,715
                     Total assets                  $13,715
                     Total liabilities             $12,632
                     Shareholders' equity          $ 1,083

For the three months ended January 31, 2008 and 2007, respectively, we had $484 and $1,543in expensesWe received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the three months ended January 31, 2008 we completed our offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000. At January 31, 2008 $6,000 was receivable from the subscribers.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2008 was $13,715, with $12,632 in outstanding liabilities. Of the outstanding liabilities there are $6,568 in advances payable to our director. The amount is non-interest bearing with no specific terms of repayment. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have generated $11,412 revenue since inception to January 31, 2008.

PLAN OF OPERATION

We will be focusing our marketing efforts on rapid development technologies, and phased website development approaches. We will concentrate on providing easy to maintain sites, via site content editors, managed by Wired Associates (or the client), as opposed to the need for traditional investment in site development tools and technologies (HTML, Dreamweaver, etc.). In addition to our ongoing B2B partnerships/relationships we plan to market our services by participation in seminars, presentations, and local tradeshows. We will also be developing our budget and planning for the coming year.

We have reached an agreement, based on performance, with Diamond Laboratories of Vancouver, BC. (formerly Bella Labs) to manage their internet website along with the marketing of their full line of topical itch creams. We have also agreed to an advisory position on the marketing of their line of products. Our advisory role will consist of bringing together our B2B contacts from our network and also help direct the management team with important and useful contacts that will help in the sales of their products and providing solutions to increase sales. Revenues will be based upon the performance of the website and marketing strategy. We will receive a 2% commission on their net sales.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

Wired Associates Solutions Inc.


/s/ Scott Delbeck
----------------------------------------
By: Scott Delbeck
(Principal Executive Officer & Director)


/s/ Roy Brown
----------------------------------------
Roy Brown
(Principal Financial Officer,
Principal Accounting Officer & Director)