Form 10KSB/A
period 2007-10-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2008-03-27
CIK 1245841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

SEPTEMBER-DECEMBER. 2007

The fall season kicked off intensive marketing efforts as planned during the summer, the focus will be on rapid development technologies, and phased website development approaches. As always easy to maintain sites, via site content editors, managed by Wired Associates (or the client), as opposed to the need for traditional investment in site development tools and technologies (HTML, Dreamweaver, etc.).

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

JANUARY - JUNE, 2008

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2008.

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


/s/ Scott Delbeck                                             March 26, 2008
----------------------------------------                      --------------
Scott Delbeck, President                                           Date
(Principal Executive Officer & Director)


/s/ Roy Brown                                                 March 26, 2008
----------------------------------------                      --------------
Roy Brown, Secretary, Treasurer                                    Date
(Principal Financial Officer,
Principal Accounting Officer & Director)