Form 10-Q
period 2008-04-30
WIRED ASSOCIATES SOLUTIONS INC
filed 2008-06-19
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of April 30, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended April 30, 2008, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       April 30, 2008 and October 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                              April 30,         October 31,
                                                                2008               2007
                                                              --------           --------
                                     ASSETS

Current
  Cash                                                        $  3,339           $    199
                                                              ========           ========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                    $  9,103           $  6,064
  Advances payable                                               6,568              6,568
                                                              --------           --------

                                                                15,671             12,632
                                                              --------           --------

                            SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value Authorized:
 50,000,000 shares
Issued and outstanding:
 1,950,000 shares (October 31, 2007: 1,850,000)                  1,950              1,850
Additional paid-in capital                                      69,550             49,650
Subscription receivable                                         (4,000)                --
Deficit accumulated during the development stage               (79,832)           (63,933)
                                                              --------           --------

                                                               (12,332)           (12,433)
                                                              --------           --------

                                                              $  3,339           $    199
                                                              ========           ========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and six months ended April 30, 2008 and 2007 and for the period February 14, 2003 (Date of Inception) to April 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       February 14, 2003
                                                                                                           (Date of
                                             Three months ended               Six months ended           Inception) to
                                                 April 30,                        April 30,                April 30,
                                           2008            2007            2008             2007             2008
                                        ----------      ----------      ----------       ----------       ----------
                                                                                                         (Cumulative)
Income                                  $       --      $       --      $       --       $       --       $   11,412
                                        ----------      ----------      ----------       ----------       ----------
Expenses
  Accounting and audit fees                 12,519           1,500          12,519            2,413           39,142
  Bank charges                                  61              66             105              109              874
  Communications - Note 3                       --              --              --               --            4,373
  Consulting fees                               --              --              --               --           12,125
  Filing fees                                2,255           1,334           2,255            1,334            6,531
  Foreign exchange                              --              --              --               --              649
  Legal fees                                   250              --             250               --            2,250
  Office and miscellaneous - Note 3            220              --             220               --            5,960
  Rent - Note 3                                110              --             550               --           10,966
  Website costs                                 --              --              --               --            5,124
  Write-down of prepaid expense                 --              --              --               --            3,250
                                        ----------      ----------      ----------       ----------       ----------

                                            15,415           2,900          15,899            3,856           91,244
                                        ----------      ----------      ----------       ----------       ----------

Net loss for the period                 $  (15,415)     $   (2,900)     $  (15,899)      $   (3,856)      $  (79,832)
                                        ==========      ==========      ==========       ==========       ==========

Basic and diluted loss per share        $    (0.01)     $    (0.00)     $    (0.01)      $    (0.00)
                                        ==========      ==========      ==========       ==========
Weighted average number of shares
 outstanding                             1,950,000       1,742,696       1,900,000        1,720,995
                                        ==========      ==========      ==========       ==========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the six months ended April 30, 2008 and 2007 and
     for the period February 14, 2003 (Date of Inception) to April 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                          February 14, 2003
                                                                                             (Date of
                                                              Six months ended             Inception) to
                                                                  April 30,                 October 31,
                                                          2008               2007               2007
                                                        --------           --------           --------
                                                                                            (Cumulative)
Cash Flows from Operating Activities
  Net loss for the period                               $(15,899           $ (3,856)          $(79,832)
  Changes in non-cash working capital balances
   related to operations:
     Accounts payable and accrued liabilities              3,039             (2,587)             9,103
     Advances payable                                         --                (60)             6,568
                                                        --------           --------           --------

Net cash used in operating activities                    (12,860)            (6,503)           (64,161)
                                                        --------           --------           --------

Cash Flows from Financing Activity
  Shares issued for cash                                  16,000             10,000             67,500
                                                        --------           --------           --------

Net cash provided by financing activity                   16,000             10,000             67,500
                                                        --------           --------           --------

Increase in cash during the period                         3,140              3,497              3,339

Cash, beginning of the period                                199                 64                 --
                                                        --------           --------           --------

Cash, end of the period                                 $  3,339           $  3,561           $  3,339
                                                        ========           ========           ========

Non-cash Transaction - Note 4


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     for the period February 14, 2003 (Date of Inception) to April 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                  Accumulated
                                                 Common Shares        Additional                   During the
                                            ----------------------     Paid-in     Subscription    Development
                                            Number       Par Value     Capital      Receivable       Stage         Total
                                            ------       ---------     -------      ----------       -----         -----
Capital stock subscribed pursuant
to subscription agreement, for
cash - at $0.0025                         1,000,000       $ 1,000     $  1,500       $      --     $      --     $   2,500

Pursuant to an offering memorandum
for cash - at $0.05                         700,000           700       34,300              --            --        35,000

Less: share issue costs                          --            --       (1,000)             --            --        (1,000)
Net loss for the period                          --            --           --              --        (4,597)       (4,597)
                                          ---------       -------     --------       ---------     ---------     ---------

Balance, October 31, 2003                 1,700,000         1,700       34,800              --        (4,597)       31,903
Net loss for the year                            --            --           --              --       (22,399)      (22,399)
                                          ---------       -------     --------       ---------     ---------     ---------

Balance, October 31, 2004                 1,700,000         1,700       34,800              --       (26,996)        9,504
Net loss for the year                            --            --           --              --       (16,897)      (16,897)
                                          ---------       -------     --------       ---------     ---------     ---------

Balance, October 31, 2005                 1,700,000         1,700       34,800              --       (43,893)       (7,393)
Net loss for the year                            --            --           --              --        (9,171)       (9,171)
                                          ---------       -------     --------       ---------     ---------     ---------

Balance, October 31, 2006                 1,700,000         1,700       34,800              --       (53,064)      (16,564)
Capital stock subscribed pursuant
to subscription agreement, for
cash - at $0.10                             150,000           150       14,850              --            --        15,000
Net loss for the year                            --            --           --              --       (10,869)      (10,869)
                                          ---------       -------     --------       ---------     ---------     ---------

                                                                       ...cont'd


                             SEE ACCOMPANYING NOTES

                                                                       Continued

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     for the period February 14, 2003 (Date of Inception) to April 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                  Accumulated
                                                 Common Shares        Additional                   During the
                                            ----------------------     Paid-in     Subscription    Development
                                            Number       Par Value     Capital      Receivable       Stage         Total
                                            ------       ---------     -------      ----------       -----         -----
Balance, October 31, 2007                  1,850,000      $ 1,850     $ 49,650       $     --     $ (63,933)     $ (12,433)
Capital stock subscribed pursuant
to subscription agreement for
cash - at $0.20                              100,000          100       19,900             --            --         20,000
Subscription receivable                           --           --           --         (4,000)
Net loss for the period                           --           --           --             --       (15,899)       (15,899)
                                           ---------      -------     --------       --------     ---------      ---------

Balance, April 30, 2008                    1,950,000      $ 1,950     $ 69,550       $ (4,000)    $ (79,832)     $ (12,332)
                                           =========      =======     ========       ========     =========      =========

                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


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

       The results of operations for the six months ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

Note 2 CONTINUANCE OF OPERATIONS

       The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At April, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $79,832 since its inception, has a working capital deficiency of $12,332 and expects to incur further losses in the development of its business, all of which casts substantial doubt about its ability to continue as a going concern. . The Company's ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance if additional funding is going to be available.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


Note 3 RELATED PARTY TRANSACTIONS

       The Company has incurred the following transactions with a company with a common director:

                                                                                        February 14, 2003
                                                                                            (Date of
                                                                                          Incorporation)
                                       Three months ended          Six months ended            to
                                           April 30,                   April 30,            April 30,
                                      2008          2007          2008          2007          2008
                                    --------      --------      --------      --------      --------
      Communications                $     --      $     --      $     --      $     --      $  2,240
      Office and miscellaneous            --            --            --            --         3,410
      Rent                                --            --            --            --         9,200
                                    --------      --------      --------      --------      --------

                                    $     --      $     --      $     --      $     --      $ 14,850
                                    ========      ========      ========      ========      ========

Note 4 NON-CASH TRANSACTIONS

       Investing and financing activities that do not have direct impact on current cash flows are excluded from the statements of cash flows. During the six months ended April 30, 2008, the Company issued 100,000 common shares at $0.20 per share of which $4,000 was receivable from the subscriber at April 30, 2008.

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $91,244 in expenses through April 30, 2008.

The following table provides selected financial data about our company for the three months ended April 30, 2008.

                      Balance Sheet Data:        4/30/08
                      -------------------        -------

                      Cash                      $  3,339
                      Total assets              $  3,339
                      Total liabilities         $ 15,671
                      Shareholders' equity      $(12,332)

For the three months ended April 30, 2008 and 2007, respectively, we had $15,415 and $2,900 in expenses. We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the three months ended January 31, 2008 we completed our offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000. At April 30, 2008 $4,000 was receivable from the subscribers.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2008 was $3,339, with $15,671 in outstanding liabilities. Of the outstanding liabilities there is $6,568 in advances payable to our director. The amount is non-interest bearing with no specific terms of repayment. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have generated $11,412 revenue since inception to April 30, 2008.

PLAN OF OPERATION

We will be focusing our efforts on new website and software technologies, including Web 2.0. We will concentrate on providing easy to maintain websites, via site CMS tools, managed by Wired Associates (or the client), as opposed to the need for traditional investment in site development tools and technologies (HTML, ASP, .Net, etc.). In addition to our ongoing B2B partnerships/relationships we plan to market our services by participation in seminars, presentations, at local tradeshows and online. We plan to do extensive web optimization of our website, to increase our marketing presence online. We will also be developing our budget and planning for the coming year.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2008.

Wired Associates Solutions Inc.


/s/ Scott Delbeck
----------------------------------------
By: Scott Delbeck
(Principal Executive Officer & Director)


/s/ Roy Brown
----------------------------------------
Roy Brown
(Principal Financial Officer,
Principal Accounting Officer & Director)