Form 10-Q
period 2008-07-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2008-09-15
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of July 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended July 31, 2008, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       July 31, 2008 and October 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                              July 31,          October 31,
                                                                2008               2007
                                                              --------           --------
                                     ASSETS

Current
  Cash                                                        $  1,860           $    199
                                                              ========           ========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                    $  3,586           $  6,064
  Advances payable                                               6,568              6,568
  Loan payable                                                   5,000                 --
                                                              --------           --------
                                                                15,154             12,632
                                                              --------           --------

                            SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value
  Authorized:
    50,000,000 shares
  Issued and outstanding:
    1,950,000 shares (October 31, 2007: 1,850,000)               1,950              1,850
Additional paid-in capital                                      69,550             49,650
Deficit accumulated during the development stage               (84,794)           (63,933)
                                                              --------           --------
                                                               (13,294)           (12,433)
                                                              --------           --------

                                                              $  1,860           $    199
                                                              ========           ========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         For the three and nine months ended July 31, 2008 and 2007 and for the period February 14, 2003 (Date of Inception) to July 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                         February 14, 2003
                                                                                                             (Date of
                                              Three months ended                Nine months ended          Inception) to
                                                   July 31,                          July 31,                 July 31,
                                            2008             2007             2008             2007             2008
                                         ----------       ----------       ----------       ----------       ----------
                                                                                                            (Cumulative)
Income                                   $       --       $       --       $       --       $       --       $   11,412
                                         ----------       ----------       ----------       ----------       ----------
Expenses
  Accounting and audit fees                   3,066            2,481           15,585            4,894           42,208
  Bank charges                                   28               24              133              133              902
  Communications - Note 3                        --               --               --               --            4,373
  Consulting fees                                --               --               --               --           12,125
  Filing fees                                   388            1,420            2,643            2,754            6,919
  Foreign exchange                               --               --               --               --              649
  Legal fees                                     --            1,500              250            1,500            2,250
  Office and miscellaneous - Note 3           1,150               --            1,370               --            7,110
  Rent - Note 3                                 330               --              880               --           11,296
  Website costs                                  --               --               --               --            5,124
  Write-down of prepaid expense                  --               --               --               --            3,250
                                         ----------       ----------       ----------       ----------       ----------
                                              4,962            5,425           20,861            9,281           96,206
                                         ----------       ----------       ----------       ----------       ----------

Net loss for the period                  $   (4,962)      $   (5,425)      $  (20,861)      $   (9,281)      $  (84,794)
                                         ==========       ==========       ==========       ==========       ==========

Basic and diluted loss per share         $    (0.00)      $    (0.00       $    (0.01       $    (0.00)
                                         ==========       ==========       ==========       ==========

Weighted average number of shares
 outstanding                              1,950,000        1,808,696        1,916,473        1,750,549
                                         ==========       ==========       ==========       ==========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              For the nine months ended July 31, 2008 and 2007 and
      for the period February 14, 2003 (Date of Inception) to July 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                         February 14, 2003
                                                                                             (Date of
                                                             Nine months ended             Inception) to
                                                                  July 31,                    July 31,
                                                          2008               2007               2008
                                                        --------           --------           --------
                                                                                            (Cumulative)
Cash Flows from Operating Activities
  Net loss for the period                               $(20,861)          $ (9,281)          $(84,794)
  Changes in non-cash working capital balances
   related to operations:
     Accounts payable and accrued liabilities             (2,478)            (5,106)             3,586
     Advances payable                                         --                (60)             6,568
                                                        --------           --------           --------

Net cash used in operating activities                    (23,339)           (14,447)           (74,640)
                                                        --------           --------           --------
Cash Flows from Financing Activities
  Shares issued for cash                                  20,000             15,000             71,500
  Loan payable                                             5,000                 --              5,000
                                                        --------           --------           --------

Net cash provided by financing activity                   25,000             10,000             76,500
                                                        --------           --------           --------

Increase in cash during the period                         1,661                553              1,860

Cash, beginning of the period                                199                 64                 --
                                                        --------           --------           --------

Cash, end of the period                                 $  1,860           $    617           $  1,860
                                                        ========           ========           ========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     For the period February 14, 2003 (Date of Inception) to July 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                      Deficit
                                                                                   Accumulated
                                                 Common Shares        Additional    During the
                                            ----------------------     Paid-in      Development
                                            Number       Par Value     Capital        Stage         Total
                                            ------       ---------     -------        -----         -----
Capital stock subscribed pursuant
to subscription agreement, for
cash - at $0.0025                         1,000,000       $ 1,000     $  1,500      $      --     $   2,500

Pursuant to an offering memorandum
for cash - at $0.05                         700,000           700       34,300             --        35,000

Less: share issue costs                          --            --       (1,000)            --        (1,000)
Net loss for the period                          --            --           --         (4,597)       (4,597)
                                          ---------       -------     --------      ---------     ---------

Balance, October 31, 2003                 1,700,000         1,700       34,800         (4,597)       31,903
Net loss for the year                            --            --           --        (22,399)      (22,399)
                                          ---------       -------     --------      ---------     ---------

Balance, October 31, 2004                 1,700,000         1,700       34,800        (26,996)        9,504
Net loss for the year                            --            --           --        (16,897)      (16,897)
                                          ---------       -------     --------      ---------     ---------

Balance, October 31, 2005                 1,700,000         1,700       34,800        (43,893)       (7,393)
Net loss for the year                            --            --           --         (9,171)       (9,171)
                                          ---------       -------     --------      ---------     ---------

Balance, October 31, 2006                 1,700,000         1,700       34,800        (53,064)      (16,564)
Capital stock subscribed pursuant
to subscription agreement, for
cash - at $0.10                             150,000           150       14,850             --        15,000
Net loss for the year                            --            --           --        (10,869)      (10,869)
                                          ---------       -------     --------      ---------     ---------

                                                                       ...cont'd

                             SEE ACCOMPANYING NOTES

                                                                       Continued
                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     For the period February 14, 2003 (Date of Inception) to July 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                      Deficit
                                                                                   Accumulated
                                                 Common Shares        Additional    During the
                                            ----------------------     Paid-in      Development
                                            Number       Par Value     Capital        Stage         Total
                                            ------       ---------     -------        -----         -----
Balance, October 31, 2007                  1,850,000      $ 1,850     $ 49,650     $ (63,933)     $ (12,433)
Capital stock subscribed pursuant
to subscription agreement for
cash - at $0.20                              100,000          100       19,900            --         20,000
Net loss for the period                       -                 -              -     (20,861)       (20,861)
                                           ---------      -------     --------     ---------      ---------

Balance, July 31, 2008                     1,950,000      $ 1,950     $ 69,550     $ (84,794)     $ (13,294)
                                           =========      =======     ========     =========      =========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


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

     The results of operations for the nine months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

Note 2 Continuance of Operations

     The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At July 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $84,794 since its inception, has a working capital deficiency of $13,294 and expects to incur further losses in the development of its business, all of which casts substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance if additional funding is going to be available.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


Note 3 Related Party Transactions

     The Company has incurred the following transactions with a company with a common director:

                                                                                        February 14, 2003
                                                                                            (Date of
                                 Three months ended           Nine months ended         Incorporation) to
                                       July 31,                    July 31,                 July 31,
                                 2008           2007         2008            2007             2008
                               -------        -------      -------         -------          -------
Communications                 $    --        $    --      $    --         $    --          $ 2,240
Office and miscellaneous            --             --           --              --            3,410
Rent                                --             --           --              --            9,200
                               -------        -------      -------         -------          -------
                               $    --        $    --      $    --         $    --          $14,850
                               =======        =======      =======         =======          =======

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $96,206 in expenses through July 31, 2008.

The following table provides selected financial data about our company for the three months ended July 31, 2008.

                    Balance Sheet Data:            7/31/08
                    -------------------            -------

                    Cash                          $  1,860
                    Total assets                  $  1,860
                    Total liabilities             $ 15,154
                    Shareholders' deficiency      $ 13,294

For the three months ended July 31, 2008 and 2007, respectively, we had no revenues, $4,962 and $5,425 in expenses. We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the three months ended January 31, 2008 we completed our offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2008 was $1,860, with $15,154 in outstanding liabilities. Of the outstanding liabilities there is $6,568 in advances payable to our director. During the 3 months ended July 31, 2008 the director advanced the company $5,000. The amount is non-interest bearing with no specific terms of repayment. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have generated $11,412 revenue since inception to July 31, 2008.

We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of revenues and available financial resources.

PLAN OF OPERATION

We will be focusing our efforts on projects which will not require extensive capital investment. These would include investigating new website and software technologies, including Web 2.0. In addition to our ongoing B2B partnerships/relationships we will attempt to market our services by participation in seminars, presentations and online, all of which would not require spending excessive capital. We plan to do extensive web optimization of our website, to increase our marketing presence online.

We have reached an agreement, based on performance, with Diamond Laboratories of Vancouver, BC. (formerly Bella Labs) to manage their internet website along with the marketing of their full line of topical itch creams. We have also agreed to an advisory position on the marketing of their line of products. Our advisory role will consist of bringing together our B2B contacts from our network and also help direct the management team with important and useful contacts that will help in the sales of their products and providing solutions to increase sales. Revenues will be based upon the performance of the website and marketing strategy. We will receive a 2% commission on their net sales. To date we have not realized any revenues from this arrangement.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2008.

Wired Associates Solutions Inc.


    /s/ Scott Delbeck
    ----------------------------------------
By: Scott Delbeck
    (Principal Executive Officer & Director)


    /s/ Roy Brown
    ----------------------------------------
By: Roy Brown
    (Principal Financial Officer,
    Principal Accounting Officer & Director)