Form 10-K
period 2008-10-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2009-03-03
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2008

                        Commission File Number 333-142324


                         WIRED ASSOCIATES SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                              14205 SE 36th Street
                                Suite 100, # 172
                               Bellevue, WA 98006
          (Address of principal executive offices, including zip code)

                                 (425) 675-4242
                     (Telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 25, 2009 the registrant had 1,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 25, 2009.

                         WIRED ASSOCIATES SOLUTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   8
Item 4.  Submission of Matters to a Vote of Securities Holders               8

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8
Item 6.  Selected Financial Data                                            10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              11
Item 8.  Financial Statements                                               12
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           26
Item 9A. Controls and Procedures                                            26

                                    Part III

Item 10. Directors and Executive Officers                                   28
Item 11. Executive Compensation                                             29
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    31
Item 13. Certain Relationships and Related Transactions                     32
Item 14. Principal Accounting Fees and Services                             32

                                     Part IV

Item 15. Exhibits                                                           33

Signatures                                                                  33

                                     PART I

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-K that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. BUSINESS

We were incorporated in the State of Nevada in the United States of America on February 14, 2003. We are a development stage company, whose original business plan was web development, specializing in the design, creation and marketing of cost effective Internet products. We have not had any significant development of our business nor have we received any revenue since the year ended October 31, 2004. Due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

Management has begun the process of analyzing the various alternatives that may be available to ensure the survival of the company and to preserve our shareholder's investment. This may include additional sources of financing to continue in the website development industry, or a change of business plan. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original business plan are not promising.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

We currently have no new publicly announced products or services.

COMPETITION

We currently do not compete with any other companies.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We do not currently have any sources or need for raw materials.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We are not dependent on one or a few major customers.

PATENTS, TRADEMARKS, LICENSES, AGREEMENTS OR CONTRACTS

We do not currently have a need for any patents, trademarks, licenses, agreements or contracts. As our new business plan is formulated management will assess the needs for any of these. We own the domain name wiredassociates.com.

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

NUMBER OF EMPLOYEES

At the present time, the company has no employees other than its officer and director, Jacqueline Wood, who devotes her time as needed to the Company's business. We intend to add staff as needed, as we expand operations and resume full time design in our office.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASES OR SALES OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

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

ITEM 1A. RISK FACTORS

1. WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, THEREFORE INVESTMENT IN OUR COMPANY INVOLVES A HIGH DEGREE OF RISK. We are in our organizational and development stages and have generated no revenue. Any investment in our company involves a high degree of risk. A prospective investor should, therefore, be aware that in the event we are not successful in our business plans, any investment in our shares may be lost and we may be faced with the possibility of liquidation.

2. WE CANNOT OFFER ANY ASSURANCE AS TO OUR FUTURE FINANCIAL RESULTS. We were incorporated and in existence from February 14, 2003, and have had limited revenues since inception. However, due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company. Currently, we are still analyzing various business alternatives and there can be no assurance that a suitable business will be developed or we will be successful. We face all the risks inherent in a relatively new business and there can be no assurance that our activities will be successful and/or result in any profits.

3. WE DO NOT HAVE ANY ADDITIONAL SOURCE OF FUNDING FOR OUR BUSINESS PLANS. Other than the shares offered by our SB-2 offering, no other source of capital has been identified or sought. As a result we do not have an alternate source of funds should the funds from our offering be insufficient. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders. If we are not successful in securing revenue or funding, we will be faced with several options: 1. abandon our business plans, cease operations and go out of business; 2. continue to seek alternative and acceptable sources of capital; or 3. bring in additional capital that may result in a change of control. In the event of any of these circumstances an investor could lose a substantial part or all of their investment.

4. IF WE OBTAIN ADDITIONAL FINANCING THROUGH EQUITY, EXISTING STOCKHOLDERS MAY SUFFER SUBSTANTIAL DILUTION. There are still 48,050,000 shares of Common Stock which the Board of Directors has the authority to issue. The issuance of any such shares to persons other than the current investors will reduce the amount of control held by the current investors and may result in a dilution of the book value of their shares. There are presently no commitments, contracts or intentions to issue any additional shares to any persons.

5. WE CAN OFFER NO ASSURANCE THAT AN ACTIVE MARKET FOR OUR SECURITIES WILL EXIST. There is currently no active trading in our Common Stock and there is no assurance that an active trading market in our Shares will ever develop. Accordingly, there is a very high risk that our Shares may not be able to be resold in the future.

6. WE DO NOT ANTICIPATE OFFERING CASH DIVIDENDS. No cash dividends have been declared or paid on the shares of our Common Stock to date, nor is it anticipated that any such dividends will be declared or paid to stockholders in the foreseeable future. It is currently anticipated that any income received from operations will be reinvested and devoted to our future operations and/or to expansion.

7. FUTURE SALES OF SHARES CURRENTLY RESTRICTED PURSUANT TO RULE 144 COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE COMPANY'S STOCK. 1,000,000 shares of "restricted" Common Stock has been issued in consideration for proprietary rights, business plans, organizational services and expenses and cash in the amount of $2,500, or $.0025 per share, and 150,000 shares in the amount of $15,000, or $0.10 per share. All of the shares are held by persons who served as officers, directors and/or control persons of the company and who hold such shares as "restricted securities", as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. However, these securities held by officers, directors and/or control persons may only be sold in compliance with Rule 144 which provides, in essence, that officers and directors and others holding restricted securities (such as those described above) may each sell, in brokerage transactions, an amount equal to 1% of the company's total outstanding Common Stock every three (3) months. In addition, Rule 144 provides that shares must not be sold until they have been held for a period of at least six (6) months from the date they were fully paid for. The possible sale of these restricted securities under Rule 144 may, in the future, have a depressive effect on the price of the company's Common Stock in any public market which may develop, assuming there is such a market, of which there can be no assurance.

8. WE HAVE A VERY SMALL MANAGEMENT TEAM AND THE LOSS OF ANY MEMBER OF OUR TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER. Our future performance will be substantially dependent on the continued services of our officer and director. Future performance also will depend on our ability to retain and motivate new officers and key employees. We currently have only one executive officer and the loss of her services could harm our proposed business operations. We do not have long-term employment agreements with our key personnel and we do not maintain any "key person" life insurance policies. Future success also will depend on the ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

9. WE MAY BE LIABLE TO DAMAGES FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS. We have investigated the cost of insurance against liabilities arising out of the negligence of our officers and directors and/or deficiencies in any of our business operations. Based on our lack of current revenues, we have determined that the cost of such insurance is excessive at this time. Accordingly, we have not obtained such insurance and would have to satisfy any such liabilities out of our assets. Any such liability which might arise could be substantial and may exceed our assets.

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

10. THE LIQUIDITY OF OUR COMMON STOCK IS RESTRICTED UNDER PENNY STOCK REGULATIONS. Our common stock currently trades below $5.00 per share, we will be subject to the penny stock regulations. If our shares are subject to the penny stock regulations, the market liquidity in them could be adversely affected because the rules require broker-dealers to make a special suitability determination for the purchaser and have received the purchaser's written consent prior to the sale. This makes it more difficult administratively for broker-dealers to buy and sell stock subject to the penny stock regulations on behalf of their customers. Consequently, the regulations may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell them in the secondary market.

11. CONTROL OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL IS HELD BY A SMALL GROUP OF FORMER DIRECTORS AND OFFICERS Mr. Delbeck, a former officer and director of the company owns 650,000 shares of company common stock and Mr. Brown, a former officer and director owns 500,000 shares of company common stock, which together represents 62% of the outstanding common stock. As a result, these stockholders exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control.

12. WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE. To be eligible for quotation on the OTC Electronic Bulletin Board issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares.

13. OUR OFFICER AND DIRECTOR CURRENTLY DEVOTES ONLY PART TIME SERVICES TO THE COMPANY. Jacqueline Winwood, our President, Secretary and Treasurer, currently devotes as many hours per week as needed to company matters. The responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon her. She has had no experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the Company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

ITEM 2. PROPERTIES

We currently lease office space at 14205 SE 36th Street, Suite 100, # 172 Bellevue, WA 98006, for $110 per month. The terms of the lease are on a month to month basis. The business premises consist of shared common facilities including reception area, board room and copying room. We feel that the existing office space is sufficient at this time and feel we will be able to lease additional office space at the same location as our needs grow. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages. There are currently no restrictions on the amount of assets used to invest in real estate.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended October 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol "WRDS". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

SHARES AVAILABLE UNDER RULE 144

There are currently 1,150,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 1,150,000 shares are held by affiliates, as that term is defined in Rule 144(a)(1). Under Rule 144, such shares cannot be publicly sold until such a time as the company ceases to be considered a shell company. The securities can be resold only through a resale registration statement, unless certain conditions are met. These conditions are:

     1.   the issuer of the securities has ceased to be a shell company;

     2. the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

     3. the issuer has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and

     4. one year has elapsed since the issuer has filed current "Form 10 information" with the Commission reflecting its status as an entity that is no longer a shell company.

If these conditions are satisfied, then the securities can be sold subject to all other applicable Rule 144 conditions, which include:

     1. There must be adequate current information about the issuer of the securities before the sale can be made. This generally means that the issuer has complied with the periodic reporting requirements of the Exchange Act.

     2. A volume restriction of the greater of 1% or the average reported weekly trading volume during the four weeks preceding the filing a notice of sale on Form 144.

     3. The sales must be handled in all respects as routine trading transactions, and brokers may not receive more than a normal commission. Neither the seller nor the broker can solicit orders to buy the securities.

     4. The seller must file a notice with the SEC on Form 144 if the sale involves more than 5,000 shares or the aggregate dollar amount is greater than $50,000 in any three-month period. The sale must take place within three months of filing the Form and, if the securities have not been sold, an amended notice must be filed.

HOLDERS

As of October 31, 2008, we have 1,950,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended October 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $101,240 in expenses through October 31, 2008.

The following table provides selected financial data about our company for the years ended October 31, 2008 and 2007.

           Balance Sheet Data:           10/31/08           10/31/07
           -------------------           --------           --------

           Cash                          $    395           $    199
           Total assets                  $    395           $    199
           Total liabilities             $ 18,723           $ 12,632
           Shareholders' equity          $(18,328)          $(12,433)

For the years ended October 31, 2008 and 2007, respectively, we had no revenues and $25,895 and $10,869 in expenses. We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the year ended October 31, 2008 we completed our offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2008 was $395, with $18,723 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have only generated $11,412 in revenue since inception (February 14, 2003) to October 31, 2008.

We cannot continually incur operating losses in the future and have decided that we can no longer continue with our business operations as detailed in our original business plan because of a lack of revenues and available financial resources.

Our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

PLAN OF OPERATION

Our plan of operation for the next twelve months is for management to continue the process of analyzing the various alternatives that may be available to ensure the survival of the company and to preserve our shareholder's investment. This may include additional sources of financing to continue in the website development industry, or a change of business plan.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Wired Associates Solutions Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Wired Associates Solutions Inc. (the "Company", a Development Stage Company) as of October 31, 2008 and 2007 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the year ended October 31, 2008 and 2007 and for the period from February 14, 2003 (Date of Inception) to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period from February 14, 2003 (Date of Inception) to October 31, 2006. Such statements are included in the cumulative inception to October 31, 2008 totals of the statements of operations, cash flows and stockholders' equity (deficiency) and reflect a net loss of 59% of the related cumulative totals. Those consolidated financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amount for the period from February 14, 2003 (Date of Inception) to October 31, 2006 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these financial statements referred to above present fairly, in all material respects, the financial position of Wired Associates Solutions Inc. as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the year then ended and for the period from February 14, 2003 (Date of Inception) to October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations, has an accumulated deficit of $89,828 at October 31, 2008, incurred a net loss of $25,895 for the year then ended and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ BDO Dunwoody
--------------------------------
Chartered Accountants

Vancouver, Canada
February  9 , 2009

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Wired Associates Solutions Inc.
(A Development Stage Company)

We have audited the accompanying statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows of Wired Associates Solutions Inc. for the period from February 14, 2003 (Date of Inception) to October 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material respects the results of Wired Associates Solutions Inc.'s operations and its cash flows for period from February 14, 2003 (Date of Inception) to October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


                                                 /s/ Amisano Hanson
Vancouver, Canada                                -------------------------------
December 5, 2006                                 Chartered Accountants

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            October 31, 2008 and 2007
                             (Stated in US Dollars)

                                                                2008               2007
                                                              --------           --------
                                     ASSETS

Current
  Cash                                                        $    395           $    199
                                                              ========           ========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                    $  7,155           $  6,064
  Advances payable - Notes 3 and 5                              11,568              6,568
                                                              --------           --------

                                                                18,723             12,632
                                                              --------           --------

                            SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value
  50,000,000 shares authorized
  1,950,000 (2007: 1,850,000) shares outstanding                 1,950              1,850
Additional paid-in capital                                      69,550             49,650
Deficit accumulated during the development stage               (89,828)           (63,933)
                                                              --------           --------

                                                               (18,328)           (12,433)
                                                              --------           --------

                                                              $    395           $    199
                                                              ========           ========


Nature of Operations and Ability to Continue as a Going Concern - Note 1


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                for the years ended October 31, 2008 and 2007 and
    for the period February 14, 2003 (Date of Inception) to October 31, 2008
                             (Stated in US Dollars)

                                                                                              February 14, 2003
                                                                                                  (Date of
                                                                  Years ended                   Inception) to
                                                                  October 31,                    October 31,
                                                          2008                 2007                 2008
                                                       ----------           ----------           ----------
                                                                                                 (Cumulative)
Income                                                 $       --           $       --           $   11,412
                                                       ----------           ----------           ----------
Expenses
  Accounting and audit fees                                18,783                6,064               45,406
  Bank charges                                                152                  190                  921
  Communications - Note 5                                      --                   45                4,373
  Consulting fees                                              --                   --               12,125
  Filing fees                                               3,012                2,754                7,288
  Foreign exchange                                             --                   --                  649
  Legal fees                                                   --                1,500                2,000
  Office and miscellaneous - Note 5                         2,408                   --                8,148
  Rent - Note 5                                             1,540                  316               11,956
  Website costs                                                --                   --                5,124
  Write-down of prepaid expense                                --                   --                3,250
                                                       ----------           ----------           ----------

                                                           25,895               10,869              101,240
                                                       ----------           ----------           ----------

Net loss for the period                                $  (25,895)          $  (10,869)          $  (89,828)
                                                       ==========           ==========           ==========

Basic and diluted loss per share                       $    (0.01)          $    (0.01)
                                                       ==========           ==========

Weighted average number of shares outstanding           1,875,137            1,775,617
                                                       ==========           ==========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the years ended October 31, 2008 and 2007
  and for the period February 14, 2003 (Date of Inception) to October 31, 2008
                             (Stated in US Dollars)

                                                                                          February 14, 2003
                                                                                              (Date of
                                                                Years ended                 Inception) to
                                                                October 31,                  October 31,
                                                          2008               2007               2008
                                                        --------           --------           --------
                                                                                            (Cumulative)
Cash Flows from (used in) Operating Activities
  Net loss for the period                               $(25,895)          $(10,869)          $(89,828)
  Changes in non-cash working capital balance
   related to operations:
     Accounts payable and accrued liabilities              1,091             (3,936)             7,155
                                                        --------           --------           --------

                                                         (24,804)           (14,805)           (82,673)
                                                        --------           --------           --------
Cash Flows from Financing Activity
  Advances payable                                         5,000                (60)            11,568
  Issuance of shares                                      20,000             15,000             71,500
                                                        --------           --------           --------

                                                          25,000             14,940             83,068
                                                        --------           --------           --------

Increase in cash during the period                           196                135                395

Cash, beginning of the period                                199                 64                 --
                                                        --------           --------           --------

Cash, end of the period                                 $    395           $    199           $    395
                                                        ========           ========           ========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period February 14, 2003 (Date of Inception) to October 31, 2008
                             (Stated in US Dollars)

                                                                                        Deficit
                                                                                     Accumulated
                                                 Common Shares         Additional     During the
                                            ----------------------      Paid-in       Development
                                            Number       Par Value      Capital         Stage          Total
                                            ------       ---------      -------         -----          -----
Capital stock subscribed pursuant to
 subscription agreement, for cash
 February, 2003 - at $0.0025              1,000,000       $ 1,000       $  1,500      $      --      $   2,500
Pursuant to an offering memorandum,
 for cash June, 2003 - at $0.05             700,000           700         34,300             --         35,000
Less: share issue costs                          --            --         (1,000)            --         (1,000)
Net loss for the period                          --            --             --         (4,597)        (4,597)
                                          ---------       -------       --------      ---------      ---------

Balance, October 31, 2003                 1,700,000         1,700         34,800         (4,597)        31,903
Net loss for the year                            --            --             --        (22,399)       (22,399)
                                          ---------       -------       --------      ---------      ---------

Balance, October 31, 2004                 1,700,000         1,700         34,800        (26,996)         9,504
Net loss for the year                            --            --             --        (16,897)       (16,897)
                                          ---------       -------       --------      ---------      ---------

Balance, October 31, 2005                 1,700,000         1,700         34,800        (43,893)        (7,393)
Net loss for the year                            --            --             --         (9,171)        (9,171)
                                          ---------       -------       --------      ---------      ---------

Balance, October 31, 2006                 1,700,000         1,700         34,800        (53,064)       (16,564)
Capital stock subscribed pursuant to
 subscription agreement, for cash
 March and August, 2007 - at $0.10          150,000           150         14,850             --         15,000
Net loss for the year                            --            --             --        (10,869)       (10,869)
                                          ---------       -------       --------      ---------      ---------

Balance, October 31, 2007                 1,850,000         1,850         49,650        (63,933)       (12,433)
Capital stock subscribed pursuant to
 subscription agreement, for cash
 January, 2008 - at $0.20                   100,000           100         19,900             --         20,000
Net loss for the year                            --            --             --        (25,895)       (25,895)
                                          ---------       -------       --------      ---------      ---------

Balance, October 31, 2008                 1,950,000       $ 1,950       $ 69,550      $ (89,828)     $ (18,328)
                                          =========       =======       ========      =========      =========


                             SEE ACCOMPANYING NOTES

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2008 and 2007
                             (Stated in US Dollars)


Note 1 NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

     The  Company  is  a  development   stage  company  whose  business  is  web
     development, specializing in the design, creation and marketing of cost effective Internet products. The Company commenced operations on February 14, 2003, the inception date of the Company. The Company has not undertaken any significant development of its business nor has it received any revenue since the year ended October 31, 2004. Management of the Company is now considering other potential business opportunities that might be available to the Company. The Company was incorporated in the State of Nevada in the United States of America.

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $89,828 since its inception, has a working capital deficiency of $18,328 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

     The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2008 and 2007
                             (Stated in US Dollars)


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

     INCOME TAXES

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. Effective November 1, 2007, the Company adopted the provisions of FIN
     48. Based on the Company's assessment of FIN 48, as at November 1, 2007, there was no significant impact on the results of operations or financial position and required no adjustment to the opening balance sheet accounts. The Company's analysis supports the same conclusion, and there is no accrual for uncertain tax positions as of October 31, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

     BASIC AND DILUTED LOSS PER SHARE

     The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as the Company has no potential common shares.

     REVENUE RECOGNITION

     The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated client returns and other allowances.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2008 and 2007
                             (Stated in US Dollars)


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

     NEW ACCOUNTING STANDARDS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for fiscal years beginning on or after November 15, 2007; however, earlier application is encouraged. The Company has adopted this standard effective November 1, 2007. There was no material impact on its financial position or results of operations.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2008 and 2007
                             (Stated in US Dollars)


Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     NEW ACCOUNTING STANDARDS - (cont'd)

     On February 15, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company's financial statements issued in the first fiscal year that begins after November 15, 2007. The Company has adopted this standard effective November 1, 2007. There was no material impact on its financial position or results of operations.

     In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations ("SFAS 141(R)") and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development ("IPR&D") assets acquired; (vi) expense, as incurred, acquisition-related transaction costs;
     (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. The Company does not expect the adoption of these statements to have a material impact on its future results of operations or financial position.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2008 and 2007
                             (Stated in US Dollars)


Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     NEW ACCOUNTING STANDARDS - (cont'd)

     In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental
     entities  that  are  presented  in  conformity   with  generally   accepted
     accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2008 and 2007
                             (Stated in US Dollars)


Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

     NEW ACCOUNTING STANDARDS - (cont'd)

     In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company intends to adopt FSP APB 14-1 beginning in the first quarter of fiscal year 2010, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Note 3 ADVANCES PAYABLE - Note 5

     Advances payable are due to a former director and a former consultant of the Company and are unsecured, non-interest bearing and due on demand.

Note 4 DEFERRED INCOME TAXES

     The Company's income tax expense (benefit) for the years ended October 31, 2008 and 2007 differed from the United States statutory rates:

                                                         Years ended October 31,
                                                            2008          2007
                                                          -------       -------

     Effective tax rate                                        34%           34%
                                                          =======       =======

     Statutory rate applied to loss before income taxes   $(8,800)      $(3,700)
     Change in valuation allowance                          8,800         3,700
                                                          -------       -------

     Income tax expense                                   $    --       $    --
                                                          =======       =======

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2008 and 2007
                             (Stated in US Dollars)


Note 4 INCOME TAXES - (cont'd)

     The following table summarizes the significant components of the Company's deferred tax assets:

                                                           2008          2007
                                                         --------      --------
     Deferred tax assets
     Net operating  loss carryforwards                   $ 30,500      $ 21,700
     Less: valuation allowance for deferred tax asset     (30,500)      (21,700)
                                                         --------      --------

                                                         $     --      $     --
                                                         ========      ========

     The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

     No provision for income taxes has been provided in these financial statements due to the net loss. At October 31, 2008, the Company has net operating loss carryforwards, which expire on various dates commencing in 2023, totalling $89,828, the benefit of which has not been recorded in the financial statements.

     UNCERTAIN TAX POSITIONS

     On November 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

     The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company's tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation. It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2003.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            October 31, 2008 and 2007
                             (Stated in US Dollars)


Note 4 INCOME TAXES - (cont'd)

     UNCERTAIN TAX POSITIONS - (cont'd)

     Based on the management's assessment of FIN 48, it was concluded that the adoption of FIN 48, as of November 1, 2007, had no significant impact on the Company's results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of October 31, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

     The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed. The Company expects to have net operating loss carry-forwards for income tax purposes available to offset future taxable income.

Note 5 RELATED PARTY TRANSACTIONS

     The Company has incurred the following transactions with a company with a common director:

                                                               February 14, 2003
                                                                   (Date of
                                                                 Inception) to
                                   Years ended October 31,        October 31,
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
                                  ========        ========         ========

     Included in advances payable is $5,000 due to a former director of the Company

Note 6 COMPARATIVE FIGURES

     Certain of the prior years figures have been reclassified to conform with current period classification.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because we identified material weaknesses in our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, the Company has concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

     1. lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

     2.   inadequate segregation of duties consistent with control objectives;
          and

     3. ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have a material effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Our officers are appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

     Name and Address                Age          Position(s)
     ----------------                ---          -----------

     Jacqueline Winwood              37         President, CEO
     14205 SE 36th Street                       Secretary, Treasurer
     Suite 100, #172                            CFO & Director
     Bellevue, WA  98006

The person named above has held her offices/positions since September 12, 2008 and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officer and director is our only officer, director, promoter and control person.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Jacqueline Winwood has been the CEO, CFO, Director, President, Secretary and Treasurer of the company since September 12, 2008. Ms. Winwood has been working as a hotel manager for the Earl of Doncaster hotel since 1996. Prior to that she first worked as a manager and then an owner of a woman's retail fashion store. Ms. Winwood also currently owns, develops, and manages a number or commercial, residential, and leisure real estate properties.

Ms. Winwood also is affiliated with the following associations:

Member of Copley and Nether Hall Traders Forum
September 2004 - present

Member of Doncaster Town Centre Renaissance Team
September 2004 - present

Member of Doncaster Tourism Steering Group
August 2002 - Present

Member of the Institute of Hospitality (formally HCIMA) The recognized institute for Hospitality Management Professionals October 2000 - Present

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

ITEM 11. EXECUTIVE COMPENSATION

Our current officers and directors receive no compensation. The current Board of Directors is comprised solely of Ms. Winwood.

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jacqueline      2008     0          0          0            0          0             0            0         0
Winwood,
President,
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Jacqueline     0              0              0           0           0           0            0           0            0
Winwood

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Jacqueline          0          0          0             0                0               0            0
Winwood

There are no current employment agreements between the company and its executive officer. The officer and director of the company does not intend to receive cash remuneration or salaries for her efforts unless and until our business operations are successful, at which time salaries and other remuneration will be established by the Board of Directors, as appropriate.

None of our officers, directors, advisors or key employees is currently party to employment agreements with the company. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Wired Associates Solutions' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name and Address                                                               Approximate
of Beneficial               Number of           Date        Consideration        Percent
  Owner (1)                  Shares           Acquired          Paid           of Ownership
  ---------                  ------           --------          ----           ------------
Jacqueline Winwood                  0            --              --                  0%

All Officers and                    0                                                0%
 Directors as a Group

----------

Scott Delbeck                500,000          02-14-03       $.0025/Share           35%
14205 SE 36th Street                                         or $1,250
Suite 100, # 172             100,000          03-23-07       $.10/Share
Bellevue WA 98006                                            or $10,000
                              50,000          08-01-07       $.10/Share
                                                             or $5,000

Roy Brown                    500,000          02-14-03       $.0025/Share           27%
14205 SE 36th Street                                         or $1,250
Suite 100, # 172
Bellevue, WA 98006

FUTURE SALES BY EXISTING STOCKHOLDERS

All of the shares listed above are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholders (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholders do not have any current plans to sell their shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 14, 2003, a total of 1,000,000 shares of Common Stock were issued to Mr. Delbeck and Mr. Brown, officers and directors of the company at the time, in exchange for organizational services and expenses, proprietary rights, business plans and cash in the amount of $2,500 U.S., or $.0025 per share. In March 2007 we received $10,000 from Mr. Delbeck who purchased 100,000 shares of our common stock at $0.10 per share. In August 2007 Mr. Delbeck was issued 50,000 shares of our common stock at $0.10 for expenses he paid on behalf of the company. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by former officers and directors of the Company. (See item 1A "Continued Control by Principal Stockholders" and Item 5 "Shares Available Under Rule 144".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended October 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $18,783, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

The total fees charged to the Company for audit services were $6,064 and for non-audit services were $Nil during the year ended October 31, 2007.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31             Sec. 302 Certification of CEO and CFO
      32             Sec. 906 Certification of CEO and CFO

----------
*    Included in our original SB-2 filing under Commission File Number
     333-142324.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2009.

Wired Associates Solutions Inc.


    /s/ Jacqueline Winwood
    ----------------------------------------------------------
By: Jacqueline Winwood
    (Principal Executive Officer, Principal Financial Officer,
    Principal Accounting Officer & Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and dates stated.


    /s/ Jacqueline Winwood
    ----------------------------------------------------------
By: Jacqueline Winwood
    (Principal Executive Officer, Principal Financial Officer,
    Principal Accounting Officer & Director)