Form 10-Q
period 2009-01-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2009-03-17
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

                        Commission file number 333-142324


                         WIRED ASSOCIATES SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                          711 South Carson St., Suite 4
                              Carson City, NV 89701
          (Address of principal executive offices, including zip code)

                                 (888) 991-3336
                     (Telephone number, including area code)

                     14205 SE 36th Street, Suite 100, # 172
                               Bellevue, WA 98006
       (Former address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of March 16, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended January 31, 2009, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  January 31,        October 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    112           $    395
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    112                395
                                                                   --------           --------

      TOTAL ASSETS                                                 $    112           $    395
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $  7,262           $  7,155
  Advances payable                                                   11,568             11,568
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            18,830             18,723

      TOTAL LIABILITIES                                              18,830             18,723

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of January 31, 2009 and October 31, 2008                        1,950              1,950
  Additional paid-in capital                                         69,550             69,550
  Deficit accumulated during development stage                      (90,218)           (89,828)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (18,718)           (18,328)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    112           $    395
                                                                   ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                February 14, 2003
                                        Three Months         Three Months          (inception)
                                           ended                ended               through
                                         January 31,          January 31,          January 31,
                                            2009                 2008                 2009
                                         ----------           ----------           ----------
REVENUES
  Income                                 $       --           $       --           $   11,412
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --               11,412

OPERATING EXPENSES
  Accounting and audit fees                      --                   --               45,406
  Bank charges                                   20                   44                  941
  Communications                                 --                   --                4,373
  Consulting fees                               370                   --               12,495
  Filing fees                                    --                   --                7,288
  Foreign exchange                               --                   --                  649
  Legal fees                                     --                   --                2,000
  Office and miscellaneous                       --                   --                8,148
  Rent                                           --                  440               11,956
  Website costs                                  --                   --                5,124
  Write-down of prepaid expense                  --                   --                3,250
                                         ----------           ----------           ----------
TOTAL OPERATING EXPENSES                        390                  484              101,630
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $     (390)          $     (484)          $  (90,218)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $     0.00           $     0.00
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                1,950,000            1,851,087
                                         ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                    February 14, 2003
                                                                Three Months       Three Months        (inception)
                                                                   ended              ended             through
                                                                 January 31,        January 31,        January 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $   (390)          $   (484)          $(90,218)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                          108                 --              7,262
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (282)              (484)           (82,956)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                      --                 --             11,568
  Issuance of common stock                                              --             14,000             71,500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             14,000             83,068
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (282)            13,516                112

CASH AT BEGINNING OF PERIOD                                            394                199                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $    112           $ 13,715           $    112
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Wired Associates Solutions Inc. (the Company) was incorporated under the laws of the State of Nevada on February 14, 2003. The Company was formed as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based.

The Company is in the development stage. Due to the lack of results in its attempt to implement its original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

Management has begun the process of analyzing the various alternatives that may be available to ensure the survival of the company and to preserve its shareholder's investment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an October 31 year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 14, 2003 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from February 14, 2003 (date of inception) to January 31, 2009 and generated a net loss of $90,218. This condition raises substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $112 will be sufficient to cover the expenses they will incur during the next twelve months in even a limited operations scenario.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES

                                                          As of January 31, 2009
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 90,218
     Tax Rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     30,674
     Valuation allowance                                          (30,674)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. NET OPERATING LOSSES

As of January 31, 2009, the Company has a net operating loss carryforwards of approximately $90,218. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123, "Share-Based Payment". Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On February 14, 2003 the Company issued a total of 1,000,000 shares of common stock to two directors for cash in the amount of $0.0025 per share for a total of $2,500.

During June 2003 the Company completed its Regulation "D" Rule 504 offering and issued a total of 700,000 shares of common stock to twenty five unrelated investors for cash in the amount of $0.05 per share for a total of $35,000.

On March 23, 2007 the Company issued a total of 100,000 shares of common stock to a director for cash in the amount of $0.10 per share for a total of $10,000.

On June 15, 2007 the Company issued a total of 50,000 shares of common stock to a director for cash in the amount of $0.10 per share for a total of $5,000.

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

NOTE 7. STOCK TRANSACTIONS (CONTINUED)

On January 31, 2008 the Company completed its SB-2 offering and issued a total of 100,000 shares of common stock to seven unrelated investors for cash in the amount of $0.20 per share for a total of $20,000.

As of January 31, 2009 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2009:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,950,000 shares issued and outstanding.

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $101,630 in expenses through January 31, 2009.

The following table provides selected financial data about our company for the three months ended January 31, 2009.

                    Balance Sheet Data:            1/31/09
                    -------------------            -------

                    Cash                          $    112
                    Total assets                  $    112
                    Total liabilities             $ 18,830
                    Shareholders' equity          $(18,718)

For the three months ended January 31, 2009 and 2008, respectively, we had no revenues, $390 and $484 in expenses. We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the three months ended January 31, 2008 we completed our offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2009 was $112 with $18,830 in outstanding liabilities. Of the outstanding liabilities there is $11,568 in advances payable to our director. The amount is non-interest bearing with no specific terms of repayment. Total expenditures over the next 12 months are expected to be approximately $10,000. We are a development stage company and have generated $11,412 revenue since inception to January 31, 2009.

We cannot continually incur operating losses in the future and management has decided that we can no longer continue with our business operations as detailed in our original business plan because of a lack of revenues and available financial resources.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. OTHER INFORMATION.

CHANGES IN THE REGISTRANT'S CERTIFYING ACCOUNTANT.

On March 6, 2009, George Stewart, CPA ("Stewart") was appointed as the independent auditor for Wired Associates Solutions Inc. (the "Company") commencing with the period ending January 31, 2009, and BDO Dunwoody, LLP ("BDO Dunwoody") were dismissed as the independent auditors for the Company as of March 6, 2009. The decision to change auditors was approved by the Board of Directors on March 6, 2009.

The report of BDO Dunwoody regarding the Company's financial statements for the fiscal years ended October 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern. During the years ended October 31, 2008 and 2007 and during the period from the end of the most recently completed fiscal year (October 31, 2008) through March 6, 2009, the date of dismissal, there were no disagreements with BDO Dunwoody on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO Dunwoody would have caused it to make reference to such disagreements in its reports.

The Company provided BDO Dunwoody with a copy of the Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission ("SEC") and requested that BDO Dunwoody furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of such letter, dated March 9, 2009, is filed as Exhibit 16.1 to the Current Report on Form 8-K filed on March 12, 2009.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2009.

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