Form 10-Q
period 2009-04-30
WIRED ASSOCIATES SOLUTIONS INC
filed 2009-06-15
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of June 15, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended April 30, 2009, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wired Associates Solutions Inc.

I have reviewed the condensed balance sheet of Wired Associates Solutions Inc. (A Development Stage Company) as of April 30, 2009, and the related condensed statements of operations for the three and six months ended April 30, 2009 and 2008 and for the period from February 14, 2003 (inception) to April 30, 2009, and condensed statements of cash flows for the six months ended April 30, 2009 and 2008 and for the period from February 14, 2003 (inception) to April 30, 2009. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Wired Associates Solutions Inc. (A Development Stage Company) as of October 31, 2008, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in the report dated February 9, 2009, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of October 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
----------------------------------
Seattle, Washington
June 10, 2009

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   April 30,         October 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    (49)          $    395
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    (49)               395
                                                                   --------           --------

      TOTAL ASSETS                                                 $    (49)          $    395
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $  9,632           $  7,155
  Advances payable                                                   11,568             11,568
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            21,200             18,723

      TOTAL LIABILITIES                                              21,200             18,723

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of April 30, 2009 and October 31, 2008                          1,950              1,950
  Additional paid-in capital                                         69,550             69,550
  Deficit accumulated during development stage                      (92,749)           (89,828)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (21,249)           (18,328)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    (49)          $    395
                                                                   ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    February 14, 2003
                                  Three Months     Three Months      Six Months       Six Months       (inception)
                                     ended            ended            ended            ended            through
                                    April 30,        April 30,        April 30,        April 30,        April 30,
                                      2009             2008             2009             2008             2009
                                   ----------       ----------       ----------       ----------       ----------
REVENUES
  Income                           $       --       $       --       $       --       $       --       $   11,412
                                   ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                             --               --               --               --           11,412

OPERATING EXPENSES
  Accounting and audit fees             1,500           12,519            1,500           12,519           46,906
  Bank charges                             49               61               69              105              990
  Communications                           --               --               --               --            4,373
  Consulting fees                         870               --            1,240               --           13,365
  Filing fees                              --            2,255               --            2,255            7,288
  Foreign exchange                         --               --               --               --              649
  Legal fees                               --              250               --              250            2,000
  Office and miscellaneous                 --              220               --              220            8,148
  Rent                                    110              110              110              550           12,066
  Website costs                            --               --               --               --            5,124
  Write-down of prepaid expense            --               --               --               --            3,250
                                   ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING EXPENSES                2,529           15,415            2,919           15,899          104,159

OTHER EXPENSES
  Interest paid                             2               --                2               --                2
                                   ----------       ----------       ----------       ----------       ----------
TOTAL OTHER EXPENSES                        2               --                2               --                2
                                   ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                  $   (2,531)      $  (15,415)      $   (2,921)      $  (15,899)      $  (92,749)
                                   ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE           $     0.00       $     0.01       $     0.00       $     0.01
                                   ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          1,950,000        1,950,000        1,950,000        1,900,000
                                   ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                    February 14, 2003
                                                                 Six Months         Six Months         (inception)
                                                                   ended              ended              through
                                                                  April 30,          April 30,          April 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (2,921)          $(15,899)          $(92,749)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                         2,478              3,039              9,632
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (443)           (12,860)           (83,116)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                      --                 --             11,568
  Issuance of common stock                                              --             16,000             71,500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             16,000             83,068
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (443)             3,140                (49)

CASH AT BEGINNING OF PERIOD                                            394                199                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $    (49)          $  3,339           $    (49)
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from February 14, 2003 (date of inception) to April 30, 2009 and generated a net loss of $92,749. This condition raises substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash overdraft of $49 will be sufficient to cover the expenses they will incur during the next twelve months in even a limited operations scenario.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES

                                                            As of April 30, 2009
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 92,749
       Tax Rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   31,535
       Valuation allowance                                        (31,535)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 6. NET OPERATING LOSSES

As of January 31, 2009, the Company has a net operating loss carryforwards of approximately $92,749. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 7. STOCK TRANSACTIONS (CONTINUED)

On January 31, 2008 the Company completed its SB-2 offering and issued a total of 100,000 shares of common stock to seven unrelated investors for cash in the amount of $0.20 per share for a total of $20,000.

As of April 30, 2009 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2009:

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $104,159 in expenses through April 30, 2009.

The following table provides selected financial data about our company for the three months ended April 30, 2009.

                    Balance Sheet Data:            4/30/09
                    -------------------            -------

                    Cash                          $    (49)
                    Total assets                  $    (49)
                    Total liabilities             $ 21,200
                    Shareholders' equity          $(21,249)

For the three months ended April 30, 2009 and 2008, respectively, we had no revenues, $2,531 and $15,415 in expenses. We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the three months ended January 31, 2008 we completed our offering pursuant to a Registration

Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2009 was -$49 with $21,200 in outstanding liabilities. Of the outstanding liabilities there is $11,568 in advances payable to a former director. The amount is non-interest bearing with no specific terms of repayment. Total expenditures over the next 12 months are expected to be approximately $10,000. We are a development stage company and have generated $11,412 revenue since inception to April 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2009.

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