Form 10-Q
period 2009-07-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2009-09-14
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of September 10, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended July 31, 2009, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,          October 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $    395
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     --                395
                                                                   --------           --------

      TOTAL ASSETS                                                 $     --           $    395
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $ 11,492           $  7,155
  Advances payable                                                   11,568             11,568
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            23,060             18,723

      TOTAL LIABILITIES                                              23,060             18,723

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of July 31, 2009 and October 31, 2008                           1,950              1,950
  Additional paid-in capital                                         69,550             69,550
  Deficit accumulated during development stage                      (94,560)           (89,828)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (23,060)           (18,328)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     --           $    395
                                                                   ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   February 14, 2003
                                   Three Months     Three Months     Nine Months     Nine Months     (inception)
                                      ended            ended           ended           ended           through
                                     July 31,         July 31,        July 31,        July 31,         July 31,
                                       2009             2008            2009            2008             2009
                                    ----------       ----------      ----------      ----------       ----------
REVENUES
  Income                            $       --       $       --      $       --      $       --       $   11,412
                                    ----------       ----------      ----------      ----------       ----------
TOTAL REVENUES                              --               --              --              --           11,412

OPERATING EXPENSES
  Accounting and audit fees              1,500            3,066           3,000          15,585           48,406
  Bank charges                             (49)              28              20             133              941
  Communications                            --               --              --              --            4,373
  Consulting fees                          360               --           1,600              --           13,725
  Filing fees                               --              388              --           2,643            7,288
  Foreign exchange                          --               --              --              --              649
  Legal fees                                --               --              --             250            2,000
  Office and miscellaneous                  --            1,150              --           1,370            8,148
  Rent                                      --              330             110             880           12,066
  Website costs                             --               --              --              --            5,124
  Write-down of prepaid expense             --               --              --              --            3,250
                                    ----------       ----------      ----------      ----------       ----------
TOTAL OPERATING EXPENSES                 1,811            4,962           4,730          20,861          105,970

OTHER EXPENSES
  Interest paid                             --               --               2              --                2
                                    ----------       ----------      ----------      ----------       ----------
TOTAL OTHER EXPENSES                        --               --               2              --                2
                                    ----------       ----------      ----------      ----------       ----------

NET INCOME (LOSS)                   $   (1,811)      $   (4,962)     $   (4,732)     $  (20,861)      $  (94,560)
                                    ==========       ==========      ==========      ==========       ==========

BASIC EARNINGS PER SHARE            $     0.00       $     0.00      $     0.00      $     0.01
                                    ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           1,950,000        1,950,000       1,950,000       1,916,473
                                    ==========       ==========      ==========      ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                     February 14, 2003
                                                                  Nine Months        Nine Months       (inception)
                                                                    ended              ended             through
                                                                   July 31,           July 31,           July 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (4,732)          $(20,861)          $(94,560)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                          4,338             (2,478)            11,492
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (394)           (23,339)           (83,068)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable                                                           --              5,000                 --
  Advances payable                                                       --                 --             11,568
  Issuance of common stock                                               --             20,000             71,500
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             25,000             83,068
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (394)             1,661                 --

CASH AT BEGINNING OF PERIOD                                             394                199                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $     --           $  1,860           $     --
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from February 14, 2003 (date of inception) to July 31, 2009 and generated a net loss of $94,560. This condition raises substantial doubt about the Company's ability to continue as a going concern.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES

                                                            As of July 31, 2009
                                                            -------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 94,560
       Tax Rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   32,150
       Valuation allowance                                        (32,150)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 6. NET OPERATING LOSSES

As of July 31, 2009, the Company has a net operating loss carryforwards of approximately $94,560. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 7. STOCK TRANSACTIONS (CONTINUED)

On January 31, 2008 the Company completed its SB-2 offering and issued a total of 100,000 shares of common stock to seven unrelated investors for cash in the amount of $0.20 per share for a total of $20,000.

As of July 31, 2009 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2009:

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $105,970 in expenses through July 31, 2009.

The following table provides selected financial data about our company for the three months ended July 31, 2009.

                    Balance Sheet Data:            7/31/09
                    -------------------            -------

                    Cash                          $      0
                    Total assets                  $      0
                    Total liabilities             $ 23,060
                    Shareholders' equity          $(23,060)

For the three months ended July 31, 2009 and 2008, respectively, we had no revenues, $1,811 and $4,962 in expenses. We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the three months ended January 31, 2008 we completed our offering pursuant to a Registration

Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2009 was $0 with $23,060 in outstanding liabilities. Of the outstanding liabilities there is $11,568 in advances payable to a former director. The amount is non-interest bearing with no specific terms of repayment. Total expenditures over the next 12 months are expected to be approximately $10,000. We are a development stage company and have generated $11,412 revenue since inception to July 31, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2009.

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