Form 10-K/A
period 2008-10-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2010-02-12
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

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

                        [LETTERHEAD OF BDO DUNWOODY LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Wired Associates Solutions Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Wired Associates Solutions Inc. (the "Company", a Development Stage Company) as of October 31, 2008 and 2007 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years ended October 31, 2008 and 2007 and for the period from February 14, 2003 (Date of Inception) to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period from February 14, 2003 (Date of Inception) to October 31, 2006. Such statements are included in the cumulative inception to October 31, 2008 totals of the statements of operations, cash flows and stockholders' equity (deficiency) and reflect a net loss of 59% of the related cumulative totals. Those consolidated financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from February 14, 2003 (Date of Inception) to October 31, 2006 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these financial statements referred to above present fairly, in all material respects, the financial position of Wired Associates Solutions Inc. as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from February 14, 2003 (Date of Inception) to October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ BDO Dunwoody LLP
--------------------------------
Chartered Accountants

Vancouver, Canada
February 23, 2009

    BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

                         [LETTERHEAD OF AMISANO HANSON]


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


Vancouver, Canada                                /s/ Amisano Hanson
December 5, 2006                                 -------------------------------
                                                 Chartered Accountants



750 West Pender Street, Suite 604                      Telephone: 604-689-0188
Vancouver Canada                                       Facsimile: 604-689-9773
V6C 2T7                                                E-MAIL: amishan@telus.net

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

                                                                                              February 14, 2003
                                                                                                  (Date of
                                                                  Years ended                   Inception) to
                                                                  October 31,                    October 31,
                                                          2008                 2007                 2008
                                                       ----------           ----------           ----------
                                                                                                 (Cumulative)
Income                                                 $       --           $       --           $   11,412
                                                       ----------           ----------           ----------
Expenses
  Accounting and audit fees                                18,783                6,064               45,406
  Bank charges                                                152                  190                  921
  Communications - Note 5                                      --                   45                4,373
  Consulting fees                                              --                   --               12,125
  Filing fees                                               3,012                2,754                7,288
  Foreign exchange                                             --                   --                  649
  Legal fees                                                   --                1,500                2,000
  Office and miscellaneous - Note 5                         2,408                   --                8,148
  Rent - Note 5                                             1,540                  316               11,956
  Website costs                                                --                   --                5,124
  Write-down of prepaid expense                                --                   --                3,250
                                                       ----------           ----------           ----------

                                                           25,895               10,869              101,240
                                                       ----------           ----------           ----------

Net loss and comprehensive loss for the period         $  (25,895)          $  (10,869)          $  (89,828)
                                                       ==========           ==========           ==========

Basic and diluted loss per share                       $    (0.01)          $    (0.01)
                                                       ==========           ==========

Weighted average number of shares outstanding           1,875,137            1,775,617
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

Note 4 Income Taxes

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
                                  ========        ========         ========

     Included in advances payable is $5,000 due to a former director of the Company

Note 6 Comparative Figures

     Certain of the prior year's figures have been reclassified to conform with current period classification.

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

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31             Sec. 302 Certification of CEO and CFO
      32             Sec. 906 Certification of CEO and CFO

----------
*    Included in our original SB-2 filing under Commission File Number
     333-142324.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2010.

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

February 10, 2010