Form 10-K
period 2009-10-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2010-02-16
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 16, 2010 the registrant had 1,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 11, 2010.

                         WIRED ASSOCIATES SOLUTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   8
Item 4.  Submission of Matters to a Vote of Securities Holders               8

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              11
Item 8.  Financial Statements                                               13
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           27
Item 9A. Controls and Procedures                                            28

                                    Part III

Item 10. Directors and Executive Officers                                   30
Item 11. Executive Compensation                                             31
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    32
Item 13. Certain Relationships and Related Transactions                     33
Item 14. Principal Accounting Fees and Services                             34

                                     Part IV

Item 15. Exhibits                                                           35

Signatures                                                                  35

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

ITEM 2. PROPERTIES

We currently utilize office space provided by our director at no charge. We feel that the existing office space is sufficient at this time and feel we will be able to lease additional office space as our needs grow. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages. There are currently no restrictions on the amount of assets used to invest in real estate.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended October 31, 2009.

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

HOLDERS

As of October 31, 2009, we have 1,950,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended October 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $107,830 in expenses through October 31, 2009.

The following table provides selected financial data about our company for the years ended October 31, 2009 and 2008.

           Balance Sheet Data:           10/31/09           10/31/08
           -------------------           --------           --------

           Cash                          $      0           $    395
           Total assets                  $      0           $    395
           Total liabilities             $ 24,920           $ 18,723
           Shareholders' equity          $(24,920)          $(18,328)

For the years ended October 31, 2009 and 2008, respectively, we had no revenues and $6,592 and $25,895 in expenses. We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the year ended October 31, 2008 we completed an offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2009 was $0, with $24,920 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have only generated $11,412 in revenue since inception (February 14, 2003) to October 31, 2009.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wired Associates Solutions Inc.

I have audited the accompanying balance sheet of Wired Associates Solutions Inc. (A Development Stage Company) as of October 31, 2009, and the related statement of operations, stockholders' equity and cash flows for the years ended October 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of the Company for the period from February 14, 2003 (Date of Inception) to October 31, 2008. Such statements are included in the cumulative inception to October 31, 2009 totals of the statements of operations, stockholders' equity and cash flows and reflect a net loss of 93.2% of the related cumulative totals. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it related to amounts for the period from February 14, 2003 (Date of Inception) to October 31, 2008 included in the cumulative totals, is base solely upon the report of the other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the report of other auditors provides a reasonable basis for my opinion.

In my opinion, based on my audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Wired Associates Solutions Inc., (A Exploration Stage Company) as of October 31, 2009 and 2008, and the results of its operations and cash flows the years ended October 31, 2009 and 2008 and from February 14, 2003 (inception), to October 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
-------------------------------
Seattle, Washington
January 28, 2010

BDO                     Tel: 604  688 5421           BDO Canada LLP
                        Fax: 604  688 5132           600 Cathedral Place
                        www.bdo.ca                   925 West Georgia Street
                                                     Vancouver BC V6C 3L2 Canada


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Wired Associates Solutions Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Wired Associates Solutions Inc. (the "Company", a Development Stage Company) as of October 31, 2008 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the year ended October 31, 2008 and for the period from February 14, 2003 (Date of Inception) to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, these financial statements referred to above present fairly, in all material respects, the financial position of Wired Associates Solutions Inc. as of October 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from February 14, 2003 (Date of Inception) to October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2008 financial statements, the Company was in the development stage, has not yet achieved profitable operations, has an accumulated deficit of $89,828 at October 31, 2008, incurred a net loss of $25,895 for the year then ended and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raised substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chartered Accountants


(signed) "BDO Canada LLP"
---------------------------------
Vancouver, Canada
February 23 , 2009



BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  October 31,        October 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $    395
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     --                395
                                                                   --------           --------

      TOTAL ASSETS                                                 $     --           $    395
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $  8,752           $  7,155
  Advances payable                                                   16,168             11,568
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            24,920             18,723

      TOTAL LIABILITIES                                              24,920             18,723

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of October 31, 2009 and October 31, 2008                        1,950              1,950
  Additional paid-in capital                                         69,550             69,550
  Deficit accumulated during development stage                      (96,420)           (89,828)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (24,920)           (18,328)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     --           $    395
                                                                   ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                February 14, 2003
                                                                                   (inception)
                                         Year ended           Year ended             through
                                         October 31,          October 31,          October 31,
                                            2009                 2008                 2009
                                         ----------           ----------           ----------
REVENUES
  Income                                 $       --           $       --           $   11,412
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --               11,412

OPERATING EXPENSES
  Accounting and audit fees                   4,500               18,783               49,906
  Bank charges                                   20                  152                  941
  Communications                                 --                   --                4,373
  Consulting fees                             1,960                   --               14,085
  Filing fees                                    --                3,012                7,288
  Foreign exchange                               --                   --                  649
  Legal fees                                     --                   --                2,000
  Office and miscellaneous                       --                2,408                8,148
  Rent                                          110                1,540               12,066
  Website costs                                  --                   --                5,124
  Write-down of prepaid expense                  --                   --                3,250
                                         ----------           ----------           ----------
TOTAL OPERATING EXPENSES                      6,590               25,895              107,830

OTHER EXPENSES
  Interest paid                                   2                   --                    2
                                         ----------           ----------           ----------
TOTAL OTHER EXPENSES                              2                   --                    2
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (6,592)          $  (25,895)          $  (96,420)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $     0.00           $     0.01
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                1,950,000            1,875,137
                                         ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From February 14, 2003 (Inception) through October 31, 2009
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                  Common        Additional        During
                                                    Common        Stock           Paid-in      Development
                                                    Stock         Amount          Capital         Stage           Total
                                                    -----         ------          -------         -----           -----
BALANCE, FEBRUARY 14, 2003                               --     $       --      $       --     $       --      $       --

Stock issued for cash February, 2003
 @ $0.0025 per share                              1,000,000          1,000           1,500                          2,500

Stock issued for cash on June, 2003
 @ $0.05 per share                                  700,000            700          34,300                         35,000

Less share issue costs                                                              (1,000)                        (1,000)

Net loss, October 31, 2003                                                                         (4,597)         (4,597)
                                                 ----------     ----------      ----------     ----------      ----------
BALANCE, OCTOBER 31, 2003                         1,700,000          1,700          34,800         (4,597)         31,903

Net loss, Octobert 31, 2004                                                                       (22,399)        (22,399)
                                                 ----------     ----------      ----------     ----------      ----------
BALANCE, OCTOBER 31, 2004                         1,700,000          1,700          34,800        (26,996)          9,504

Net loss, October 31, 2005                                                                        (16,897)        (16,897)
                                                 ----------     ----------      ----------     ----------      ----------
BALANCE, OCTOBER 31, 2005                         1,700,000          1,700          34,800        (43,893)         (7,393)

Net loss, Octobert 31, 2006                                                                        (9,171)         (9,171)
                                                 ----------     ----------      ----------     ----------      ----------
BALANCE, OCTOBER 31, 2006                         1,700,000          1,700          34,800        (53,064)        (16,564)

Stock issued for cash March and August, 2007
 @ $0.10 per share                                  150,000            150          14,850                         15,000

Net loss, October 31, 2007                                                                        (10,869)        (10,869)
                                                 ----------     ----------      ----------     ----------      ----------
BALANCE, OCTOBER 31, 2007                         1,850,000          1,850          49,650        (63,933)        (12,433)

Stock issued for cash January, 2008
 @ $0.10 per share                                  100,000            100          19,900                         20,000

Net loss, October 31, 2008                                                                        (25,895)        (25,895)
                                                 ----------     ----------      ----------     ----------      ----------
BALANCE, OCTOBER 31, 2008                         1,950,000          1,950          69,550        (89,828)        (18,328)

Net loss, October 31, 2009                                                                         (6,592)         (6,592)
                                                 ----------     ----------      ----------     ----------      ----------

BALANCE, OCTOBER 31, 2009                         1,950,000     $    1,950      $   69,550     $  (96,420)     $  (24,920)
                                                 ==========     ==========      ==========     ==========      ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     February 14, 2003
                                                                                                        (inception)
                                                                  Year ended         Year ended           through
                                                                  October 31,        October 31,        October 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (6,592)          $(25,895)          $(96,420)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                          1,597              1,091              8,752
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (4,994)           (24,804)           (87,668)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable                                                           --              5,000                 --
  Advances payable                                                    4,600                 --             16,168
  Issuance of common stock                                               --             20,000             71,500
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         4,600             25,000             87,668
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (395)               196                 --

CASH AT BEGINNING OF PERIOD                                             395                199                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $     --           $    395           $     --
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

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

B. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

NEW ACCOUNTING PRONOUNCEMENTS:

RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the year ended December 31, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $96,420 since its inception, has a working capital deficiency of $24,920 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN (CONTINUED)

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

NOTE 5. INCOME TAXES

                                                          As of October 31, 2009
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 96,420
       Tax Rate                                                       34%
                                                                --------
       Gross deferred tax assets                                  32,783
       Valuation allowance                                       (32,783)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 6. NET OPERATING LOSSES

As of October 31, 2009, the Company has a net operating loss carryforwards of approximately $96,420. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

NOTE 7. STOCK TRANSACTIONS (CONTINUED)

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

As of October 31, 2009 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

At of October 31, 2009, a loan payable in the amount of $4,600 was due Jacqueline Winwood (a director) of which the loan is non-interest bearing with no specific repayment terms. The funds were advanced on behalf of the Company to pay outstanding invoices.

Jacqueline Winwood, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2009:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,950,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

CHANGES IN THE REGISTRANT'S CERTIFYING ACCOUNTANT.

On March 6, 2009, George Stewart, CPA ("Stewart") was appointed as the independent auditor for Wired Associates Solutions Inc. (the "Company") commencing with the period ending January 31, 2009, and BDO Canada, LLP ("BDO Canada") were dismissed as the independent auditors for the Company as of March 6, 2009. The decision to change auditors was approved by the Board of Directors on March 6, 2009.

During the years ended October 31, 2008 and October 31, 2007 and through March 6, 2009, neither the Company nor anyone on its behalf has consulted with Stewart with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Stewart concluded was an important factor considered by the Company in reaching a decision as to any accounting , auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to
Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The report of BDO Canada regarding the Company's financial statements for the fiscal years ended October 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern.

During the years ended October 31, 2008 and 2007 and during the period from the end of the most recently completed fiscal year (October 31, 2008) through March 6, 2009, the date of dismissal, there were no disagreements (as defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with BDO Canada on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO Canada, would have caused BDO Canada to make reference to the subject matter of the disagreements in its reports on the financial statements for such years.

During the years ended October 31, 2008 and October 31, 2007 and through March 6, 2009, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that the Board of Directors discussed with BDO Canada the existence of material weaknesses in Company's internal control over financial reporting, as more fully described in the Company's Annual Report on Form 10-K for the year ended October 31, 2008, filed March 3, 2009 with the Securities and Exchange Commission (the "SEC").

The Company provided BDO Canada with a copy of the Current Report on Form 8-K prior to its filing with the SEC and requested that BDO Canada furnish the Company with a letter addressed to the SEC stating whether it agreed with the above statements and, if it did not agree, the respects in which it does not agree. A copy of such letter, dated February 16, 2010, is filed as Exhibit 16.1 to the Current Report on Form 8-K/A filed on February 16, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officer and director is set forth below:

     Name and Address                  Age          Position(s)
     ----------------                  ---          -----------

     Jacqueline Winwood                38         President, CEO
     711 S. Carson Street, Suite 4                Secretary, Treasurer
     Carson City, NV  89701                       CFO & Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jacqueline      2009     0          0          0            0          0             0            0         0
Winwood,        2008     0          0          0            0          0             0            0         0
President,
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Wired Associates Solutions' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name and Address                                                               Approximate
of Beneficial               Number of           Date        Consideration        Percent
    Owner                    Shares           Acquired          Paid           of Ownership
    -----                    ------           --------          ----           ------------
Jacqueline Winwood                  0            --              --                  0%

All Officers and                    0            --              --                  0%
 Directors as a Group

----------

Scott Delbeck                500,000          02-14-03       $.0025/Share           35%
711 S. Carson Street                                           or $1,250
Suite 4                      100,000          03-23-07       $.10/Share
Carson City, NV  89701                                         or $10,000
                              50,000          08-01-07       $.10/Share
                                                               or $5,000

Roy Brown                    500,000          02-14-03       $.0025/Share           27%
711 S. Carson Street                                           or $1,250
Suite 4
Carson City, NV  89701

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended October 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $4,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31             Sec. 302 Certification of CEO and CFO
      32             Sec. 906 Certification of CEO and CFO

----------
*    Included in our original SB-2 filing under Commission File Number
     333-142324.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2010.

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

February 16, 2010