Form 10-Q
period 2010-01-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2010-03-09
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of March 4, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended January 31, 2010, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  January 31,        October 31,
                                                                     2010               2009
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $     --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     --                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $     --           $     --
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $ 11,752           $  8,752
  Advances payable                                                   16,168             16,168
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            27,920             24,920

      TOTAL LIABILITIES                                              27,920             24,920

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of January 31, 2010 and October 31, 2009                        1,950              1,950
  Additional paid-in capital                                         69,550             69,550
  Deficit accumulated during development stage                      (99,420)           (96,420)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (27,920)           (24,920)
                                                                   --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $     --           $     --
                                                                   ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                February 14, 2003
                                         Three Months        Three Months         (inception)
                                            ended               ended               through
                                         January 31,         January 31,           January 31,
                                            2010                 2009                 2010
                                         ----------           ----------           ----------
REVENUES
  Income                                 $       --           $       --           $   11,412
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --               11,412

OPERATING EXPENSES
  Accounting and audit fees                   3,000                   --               52,906
  Bank charges                                   --                   20                  941
  Communications                                 --                   --                4,373
  Consulting fees                                --                  370               14,085
  Filing fees                                    --                   --                7,288
  Foreign exchange                               --                   --                  649
  Legal fees                                     --                   --                2,000
  Office and miscellaneous                       --                   --                8,148
  Rent                                           --                   --               12,066
  Website costs                                  --                   --                5,124
  Write-down of prepaid expense                  --                   --                3,250
                                         ----------           ----------           ----------
TOTAL OPERATING EXPENSES                      3,000                  390              110,830
                                         ----------           ----------           ----------
OTHER EXPENSES
  Interest paid                                   2                   --                    2
                                         ----------           ----------           ----------
TOTAL OTHER EXPENSES                              2                   --                    2

NET INCOME (LOSS)                        $   (3,000)          $     (390)          $  (99,420)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $     0.00           $     0.00
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                1,950,000            1,950,000
                                         ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                        February 14, 2003
                                                                      Three Months     Three Months       (inception)
                                                                         ended            ended             through
                                                                      January 31,      January 31,         January 31,
                                                                         2010              2009               2010
                                                                       --------          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (3,000)         $   (390)          $(99,420)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                              3,000               108             11,752
                                                                       --------          --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                --              (282)           (87,667)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                --                 --
                                                                       --------          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                           --                --             16,168
  Issuance of common stock                                                   --                --             71,500
                                                                       --------          --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                --             87,668
                                                                       --------          --------           --------

NET INCREASE (DECREASE) IN CASH                                              --              (282)                 0

CASH AT BEGINNING OF PERIOD                                                  --               394                 --
                                                                       --------          --------           --------

CASH AT END OF PERIOD                                                  $     --          $    112           $      0
                                                                       ========          ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --          $     --           $     --
                                                                       ========          ========           ========

  Income Taxes                                                         $     --          $     --           $     --
                                                                       ========          ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the three months ended January 31, 2010.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $99,420 since its inception, has a working capital deficiency of $27,920 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN (CONTINUED)

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

NOTE 5. INCOME TAXES

                                                          As of January 31, 2010
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 99,420
       Tax Rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   33,803
       Valuation allowance                                        (33,803)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 6. NET OPERATING LOSSES

As of January 31, 2010, the Company has a net operating loss carryforwards of approximately $99,420. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

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

As of January 31, 2010 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

At of January 31, 2010, a loan payable in the amount of $4,600 was due Jacqueline Winwood (a director) of which the loan is non-interest bearing with no specific repayment terms. The funds were advanced on behalf of the Company to pay outstanding invoices.

Jacqueline Winwood, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2010:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,950,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $110,830 in expenses through January 31, 2010.

The following table provides selected financial data about our company for the three months ended January 31, 2010.

                    Balance Sheet Data:            1/31/10
                    -------------------            -------

                    Cash                          $      0
                    Total assets                  $      0
                    Total liabilities             $ 27,920
                    Shareholders' equity          $(27,920)

For the three months ended January 31, 2010 and 2009, respectively, we had no revenues, $3,000 and $390 in expenses. We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the three months ended January 31, 2008 we completed our offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2010 was $0 with $27,920 in outstanding liabilities. Of the outstanding liabilities there is $16,168 in advances payable to a former director. The amount is non-interest bearing with no specific terms of repayment. Total expenditures over the next 12 months are expected to be approximately $10,000. We are a development stage company and have generated $11,412 revenue since inception to January 31, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2010.

Wired Associates Solutions Inc.


/s/ Jacqueline Winwood
-------------------------------------------
By: Jacqueline Winwood
    (Principal Executive Officer,
    Principal Financial Officer,
    Principal Accounting Officer & Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and dates stated.


/s/ Jacqueline Winwood
-------------------------------------------
By: Jacqueline Winwood
    (Principal Executive Officer,
    Principal Financial Officer,
    Principal Accounting Officer & Director)