Form 10-Q
period 2010-04-30
WIRED ASSOCIATES SOLUTIONS INC
filed 2010-06-11
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of June 8, 2010

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended April 30, 2010, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of               As of
                                                                   April 30,          October 31,
                                                                     2010                2009
                                                                   ---------           ---------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $      --           $      --
                                                                   ---------           ---------
TOTAL CURRENT ASSETS                                                      --                  --
                                                                   ---------           ---------

      TOTAL ASSETS                                                 $      --           $      --
                                                                   =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $   6,892           $   8,752
  Advances payable                                                    23,959              16,168
                                                                   ---------           ---------
TOTAL CURRENT LIABILITIES                                             30,851              24,920

      TOTAL LIABILITIES                                               30,851              24,920

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of April 30, 2010 and October 31, 2009                           1,950               1,950
  Additional paid-in capital                                          69,550              69,550
  Deficit accumulated during development stage                      (102,351)            (96,420)
                                                                   ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                           (30,851)            (24,920)
                                                                   ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $      --           $      --
                                                                   =========           =========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    February 14, 2003
                                  Three Months     Three Months      Six Months       Six Months       (inception)
                                     ended            ended            ended            ended            through
                                    April 30,        April 30,        April 30,        April 30,        April 30,
                                      2010             2009             2010             2009             2010
                                   ----------       ----------       ----------       ----------       ----------
REVENUES
  Income                           $       --       $       --       $       --       $       --       $   11,412
                                   ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                             --               --               --               --           11,412

OPERATING EXPENSES
  Accounting and audit fees             1,500            1,500            4,500            1,500           54,406
  Bank charges                             --               49               --               69              941
  Communications                           --               --               --               --            4,373
  Consulting fees                       1,431              870            1,431            1,240           15,516
  Filing fees                              --               --               --               --            7,288
  Foreign exchange                         --               --               --               --              649
  Legal fees                               --               --               --               --            2,000
  Office and miscellaneous                 --               --               --               --            8,148
  Rent                                     --              110               --              110           12,066
  Website costs                            --               --               --               --            5,124
  Write-down of prepaid expense            --               --               --               --            3,250
                                   ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING EXPENSES                2,931            2,529            5,931            2,919          113,761

OTHER EXPENSES
  Interest paid                            --                2               --                2                2
                                   ----------       ----------       ----------       ----------       ----------
TOTAL OTHER EXPENSES                       --                2               --                2                2
                                   ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                  $   (2,931)      $   (2,531)      $   (5,931)      $   (2,921)      $ (102,351)
                                   ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE           $     0.00       $     0.00       $     0.00       $     0.00
                                   ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         1,950,000        1,950,000        1,950,000        1,950,000
                                   ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                     February 14, 2003
                                                                Six Months          Six Months          (inception)
                                                                  ended               ended               through
                                                                 April 30,           April 30,           April 30,
                                                                   2010                2009                2010
                                                                 ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $  (5,931)          $  (2,921)          $(102,351)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                        (1,860)              2,478               6,892
                                                                 ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (7,791)               (443)            (95,458)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                   7,791                  --              23,959
  Issuance of common stock                                              --                  --              71,500
                                                                 ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        7,791                  --              95,459
                                                                 ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                         --                (443)                 --

CASH AT BEGINNING OF PERIOD                                             --                 394                  --
                                                                 ---------           ---------           ---------

CASH AT END OF PERIOD                                            $      --           $     (49)          $      --
                                                                 =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                       $      --           $      --           $      --
                                                                 =========           =========           =========

  Income Taxes                                                   $      --           $      --           $      --
                                                                 =========           =========           =========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS:

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

In August 2009 the FASB issued Accounting Standards Update ("ASU") No. 2009-05 "Amendments to Certain Recognition and Disclosure Requirements", ("ASU 2009-05") which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company's financial statements.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the period ended April 30, 2010.

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

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $102,351 since its inception, has a working capital deficiency of $30,851 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN (CONTINUED)

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

NOTE 5. INCOME TAXES

                                                            As of April 30, 2010
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 102,351
       Tax Rate                                                        34%
                                                                ---------
       Gross deferred tax assets                                   34,799
       Valuation allowance                                        (34,799)
                                                                ---------

       Net deferred tax assets                                  $       0
                                                                =========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. NET OPERATING LOSSES

As of April 30, 2010, the Company has a net operating loss carryforwards of approximately $102,351. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

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

As of April 30, 2010 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

At of April, 2010, a loan payable in the amount of $12,391was due Jacqueline Winwood (a director) of which the loan is non-interest bearing with no specific repayment terms. The funds were advanced on behalf of the Company to pay outstanding invoices.

Jacqueline Winwood, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2010:

Common stock, $0.001 par value: 50,000,000 shares authorized; 1,950,000 shares issued and outstanding.

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $113,761 in expenses through April 30, 2010.

The following table provides selected financial data about our company for the three months ended April 30, 2010.

                    Balance Sheet Data:            4/30/10
                    -------------------            -------

                    Cash                          $      0
                    Total assets                  $      0
                    Total liabilities             $ 30,851
                    Shareholders' equity          $(30,851)

For the three months ended April 30, 2010 and 2009, respectively, we had no revenues, $2,931 and $2,529 in expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2010 was $0 with $30,851 in outstanding liabilities. Of the outstanding liabilities there is $23,959 in advances payable to a former director. The amount is non-interest bearing with no specific terms of repayment. Total expenditures over the next 12 months are expected to be approximately $10,000. We are a development stage company and have generated $11,412 revenue since inception to April 30, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2010.

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