Form 10-Q
period 2010-07-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2010-09-14
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of September 13, 2010

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended July 31, 2010, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of                As of
                                                                    July 31,            October 31,
                                                                      2010                 2009
                                                                   ----------           ----------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $       --           $       --
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                       --                   --
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $       --           $       --
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $    8,752           $    8,752
  Advances payable                                                     23,959               16,168
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              32,711               24,920

      TOTAL LIABILITIES                                                32,711               24,920

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of July 31, 2010 and October 31, 2009                             1,950                1,950
  Additional paid-in capital                                           69,550               69,550
  Deficit accumulated during development stage                       (104,211)             (96,420)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (32,711)             (24,920)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $       --           $       --
                                                                   ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  February 14, 2003
                                  Three Months     Three Months     Nine Months     Nine Months      (inception)
                                     ended            ended           ended           ended            through
                                    July 31,         July 31,        July 31,        July 31,         July 31,
                                      2010             2009            2010            2009             2010
                                   -----------      -----------     -----------     -----------      -----------
REVENUES
  Income                           $        --      $        --     $        --     $        --      $    11,412
                                   -----------      -----------     -----------     -----------      -----------
TOTAL REVENUES                              --               --              --              --           11,412

OPERATING EXPENSES
  Accounting and audit fees              1,500            1,500           6,000           3,000           55,906
  Bank charges                              --              (49)             --              20              941
  Communications                            --               --              --              --            4,373
  Consulting fees                          360              360           1,791           1,600           15,876
  Filing fees                               --               --              --              --            7,288
  Foreign exchange                          --               --              --              --              649
  Legal fees                                --               --              --              --            2,000
  Office and miscellaneous                  --               --              --              --            8,148
  Rent                                      --               --              --             110           12,066
  Website costs                             --               --              --              --            5,124
  Write-down of prepaid expense             --               --              --              --            3,250
                                   -----------      -----------     -----------     -----------      -----------
TOTAL OPERATING EXPENSES                 1,860            1,811           7,791           4,730          115,621

OTHER EXPENSES
  Interest paid                             --               --              --               2                2
                                   -----------      -----------     -----------     -----------      -----------
TOTAL OTHER EXPENSES                        --               --              --               2                2
                                   -----------      -----------     -----------     -----------      -----------

NET INCOME (LOSS)                  $    (1,860)     $    (1,811)    $    (7,791)    $    (4,732)     $  (104,211)
                                   ===========      ===========     ===========     ===========      ===========

BASIC EARNINGS PER SHARE           $      0.00      $      0.00     $      0.00     $      0.00
                                   ===========      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           1,950,000        1,950,000       1,950,000       1,950,000
                                   ===========      ===========     ===========     ===========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                    February 14, 2003
                                                             Nine Months          Nine Months          (inception)
                                                               ended                ended                through
                                                              July 31,             July 31,             July 31,
                                                                2010                 2009                 2010
                                                             ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $   (7,791)          $   (4,732)          $ (104,211)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                         --                4,338                8,752
                                                             ----------           ----------           ----------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (7,791)                (394)             (95,458)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                7,791                   --               23,959
  Issuance of common stock                                           --                   --               71,500
                                                             ----------           ----------           ----------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        7,791                   --               95,459
                                                             ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                      --                 (394)                  --

CASH AT BEGINNING OF PERIOD                                          --                  394                   --
                                                             ----------           ----------           ----------

CASH AT END OF PERIOD                                        $       --           $       --           $       --
                                                             ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                   $       --           $       --           $       --
                                                             ==========           ==========           ==========

  Income Taxes                                               $       --           $       --           $       --
                                                             ==========           ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

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

H. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $104,211 since its inception, has a working capital deficiency of $32,711 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 3.   GOING CONCERN (CONTINUED)

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

NOTE 5. INCOME TAXES

                                                             As of July 31, 2010
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 104,211
       Tax Rate                                                          34%
                                                                  ---------
       Gross deferred tax assets                                     35,432
       Valuation allowance                                          (35,432)
                                                                  ---------

       Net deferred tax assets                                    $       0
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

NOTE 6. NET OPERATING LOSSES

As of July 31, 2010, the Company has a net operating loss carryforwards of approximately $104,211. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

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

As of July 31, 2010 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

At of July 31, 2010, a loan payable in the amount of $12,391was due Jacqueline Winwood (a director) of which the loan is non-interest bearing with no specific repayment terms. The funds were advanced on behalf of the Company to pay outstanding invoices.

Jacqueline Winwood, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2010:

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $115,621 in expenses through July 31, 2010.

The following table provides selected financial data about our company for the three months ended July 31, 2010.

                    Balance Sheet Data:            7/31/10
                    -------------------            -------

                    Cash                          $      0
                    Total assets                  $      0
                    Total liabilities             $ 32,711
                    Shareholders' equity          $(33,711)

For the three months ended July 31, 2010 and 2009, respectively, we had no revenues and $1,860 and $1,811 in expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2010 was $0 with $32,711 in outstanding liabilities. Of the outstanding liabilities there is $23,959 in advances payable to a former director. The amount is non-interest bearing with no specific terms of repayment. Total expenditures over the next 12 months are expected to be approximately $10,000. We are a development stage company and have generated $11,412 revenue since inception to July 31, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2010.

Wired Associates Solutions Inc.


/s/ Jacqueline Winwood
--------------------------------------------
By: Jacqueline Winwood
    (Principal Executive Officer,
    Principal Financial Officer,
    Principal Accounting Officer & Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and dates stated.


/s/ Jacqueline Winwood
--------------------------------------------
By: Jacqueline Winwood
    (Principal Executive Officer,
    Principal Financial Officer,
    Principal Accounting Officer & Director)