Form 10-K
period 2010-10-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2011-01-27
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 26, 2011 the registrant had 1,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 26, 2011.

                         WIRED ASSOCIATES SOLUTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   8
Item 4.  [Removed and Reserved]                                              8

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              11
Item 8.  Financial Statements                                               13
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           22
Item 9A. Controls and Procedures                                            23

                                    Part III

Item 10. Directors and Executive Officers                                   25
Item 11. Executive Compensation                                             26
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    27
Item 13. Certain Relationships and Related Transactions                     28
Item 14. Principal Accounting Fees and Services                             29

                                     Part IV

Item 15. Exhibits                                                           30

Signatures                                                                  30

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

Management has been analyzing the various alternatives that may be available to ensure the survival of the company and to preserve our shareholder's investment. This may include additional sources of financing to continue in the website development industry, or a change of business plan. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original business plan are not promising.

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

ITEM 4. [REMOVED AND RESERVED]

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

HOLDERS

As of October 31, 2010, we have 1,950,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended October 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $117,481 in expenses through October 31, 2010.

The following table provides selected financial data about our company for the years ended October 31, 2010 and 2009.

           Balance Sheet Data:           10/31/10           10/31/09
           -------------------           --------           --------

           Cash                          $      0           $      0
           Total assets                  $      0           $      0
           Total liabilities             $ 34,571           $ 24,920
           Shareholders' equity          $(34,571)          $(24,920)

For the years ended October 31, 2010 and 2009, respectively, we had no revenues and $9,651 and $6,590 in expenses. We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003. During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000. On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000. On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the year ended October 31, 2008 we completed an offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2010 was $0, with $34,571 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have only generated $11,412 in revenue since inception (February 14, 2003) to October 31, 2010.

We cannot continually incur operating losses in the future and have decided that we can no longer continue with our business operations as detailed in our original business plan because of a lack of revenues and available financial resources.

Our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wired Associates Solutions Inc.

I have audited the accompanying balance sheet of Wired Associates Solutions Inc. (A Development Stage Company) as of October 31, 2010 and 2009, and the related statement of operations, stockholders' equity and cash flows for the period from February 14, 2003 (inception), to October 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wired Associates Solutions Inc., (A Development Stage Company) as of October 31, 2010 and 2009, and the results of its operations and cash flows the years ended October 31, 2009 and 2008 and from February 14, 2003 (inception), to October 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
-----------------------------
Seattle, Washington
January 23, 2011

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of                As of
                                                                   October 31,          October 31,
                                                                      2010                 2009
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $       --           $       --
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                       --                   --
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $       --           $       --
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $    8,752           $    8,752
  Advances payable                                                     25,819               16,168
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              34,571               24,920

      TOTAL LIABILITIES                                                34,571               24,920

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of October 31, 20010 and October 31, 2009                         1,950                1,950
  Additional paid-in capital                                           69,550               69,550
  Deficit accumulated during development stage                       (106,071)             (96,420)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (34,571)             (24,920)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $       --           $       --
                                                                   ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                 February 14, 2003
                                                                                   (inception)
                                         Year ended           Year ended             through
                                         October 31,          October 31,          October 31,
                                            2010                 2009                 2010
                                         ----------           ----------           ----------
REVENUES
  Income                                 $       --           $       --           $   11,412
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --               11,412

OPERATING EXPENSES
  Accounting and audit fees                   7,500                4,500               57,406
  Bank charges                                   --                   20                  941
  Communications                                 --                   --                4,373
  Consulting fees                             2,151                1,960               16,236
  Filing fees                                    --                   --                7,288
  Foreign exchange                               --                   --                  649
  Legal fees                                     --                   --                2,000
  Office and miscellaneous                       --                   --                8,148
  Rent                                           --                  110               12,066
  Website costs                                  --                   --                5,124
  Write-down of prepaid expense                  --                   --                3,250
                                         ----------           ----------           ----------
TOTAL OPERATING EXPENSES                      9,651                6,590              117,481

OTHER EXPENSES
  Interest paid                                  --                    2                    2
                                         ----------           ----------           ----------
TOTAL OTHER EXPENSES                             --                    2                    2
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (9,651)          $   (6,592)          $ (106,071)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $     0.00           $     0.00
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                1,950,000            1,875,137
                                         ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From February 14, 2003 (Inception) through October 31, 2010
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                Common       Additional      During
                                                    Common      Stock         Paid-in      Development
                                                    Stock       Amount        Capital         Stage         Total
                                                    -----       ------        -------         -----         -----
BALANCE, FEBRUARY 14, 2003                               --     $    --      $     --     $       --      $      --

Stock issued for cash February, 2003
 @ $0.0025 per share                              1,000,000       1,000         1,500                         2,500

Stock issued for cash on June, 2003
 @ $0.05 per share                                  700,000         700        34,300                        35,000

Less share issue costs                                                         (1,000)                       (1,000)

Net loss, October 31, 2003                                                                    (4,597)        (4,597)
                                                 ----------     -------      --------     ----------      ---------
BALANCE, OCTOBER 31, 2003                         1,700,000       1,700        34,800         (4,597)        31,903

Net loss, Octobert 31, 2004                                                                  (22,399)       (22,399)
                                                 ----------     -------      --------     ----------      ---------
BALANCE, OCTOBER 31, 2004                         1,700,000       1,700        34,800        (26,996)         9,504

Net loss, October 31, 2005                                                                   (16,897)       (16,897)
                                                 ----------     -------      --------     ----------      ---------
BALANCE, OCTOBER 31, 2005                         1,700,000       1,700        34,800        (43,893)        (7,393)

Net loss, Octobert 31, 2006                                                                   (9,171)        (9,171)
                                                 ----------     -------      --------     ----------      ---------
BALANCE, OCTOBER 31, 2006                         1,700,000       1,700        34,800        (53,064)       (16,564)

Stock issued for cash March and August, 2007
 @ $0.10 per share                                  150,000         150        14,850                        15,000

Net loss, October 31, 2007                                                                   (10,869)       (10,869)
                                                 ----------     -------      --------     ----------      ---------
BALANCE, OCTOBER 31, 2007                         1,850,000       1,850        49,650        (63,933)       (12,433)

Stock issued for cash January, 2008
 @ $0.10 per share                                  100,000         100        19,900                        20,000

Net loss, October 31, 2008                                                                   (25,895)       (25,895)
                                                 ----------     -------      --------     ----------      ---------
BALANCE, OCTOBER 31, 2008                         1,950,000       1,950        69,550        (89,828)       (18,328)

Net loss, October 31, 2009                                                                    (6,592)        (6,592)
                                                 ----------     -------      --------     ----------      ---------

BALANCE, OCTOBER 31, 2009                         1,950,000       1,950        69,550        (96,420)       (24,920)

Net loss, October 31, 2010                                                                    (9,651)        (9,651)
                                                 ----------     -------      --------     ----------      ---------

BALANCE, OCTOBER 31, 2010                         1,950,000     $ 1,950      $ 69,550     $ (106,071)     $ (34,571)
                                                 ==========     =======      ========     ==========      =========

                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       February 14, 2003
                                                                                                          (inception)
                                                                Year ended           Year ended             through
                                                                October 31,          October 31,          October 31,
                                                                   2010                 2009                 2010
                                                                ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $   (9,651)          $   (6,592)          $ (106,071)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                            --                1,597                8,752
                                                                ----------           ----------           ----------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (9,651)              (4,994)             (97,319)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable                                                          --                   --                   --
  Advances payable                                                   9,651                4,600               25,819
  Issuance of common stock                                              --                   --               71,500
                                                                ----------           ----------           ----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           9,651                4,600               97,319
                                                                ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                         --                 (394)                  --

CASH AT BEGINNING OF PERIOD                                             --                  395                   --
                                                                ----------           ----------           ----------

CASH AT END OF PERIOD                                           $       --           $       --           $       --
                                                                ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                      $       --           $       --           $       --
                                                                ==========           ==========           ==========

  Income Taxes                                                  $       --           $       --           $       --
                                                                ==========           ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2010
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2010
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $106,071 since its inception, has a working capital deficiency of $34,571 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2010
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN (CONTINUED)

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

NOTE 5. INCOME TAXES

                                                          As of October 31, 2010
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 106,071
       Tax Rate                                                        34%
                                                                ---------
       Gross deferred tax assets                                   36,064
       Valuation allowance                                        (36,064)
                                                                ---------

       Net deferred tax assets                                  $       0
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

NOTE 6. NET OPERATING LOSSES

As of October 31, 2010, the Company has a net operating loss carryforwards of approximately $106,071. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2010
--------------------------------------------------------------------------------

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

As of October 31, 2010 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

At of October 31, 2010, a loan payable in the amount of $25,819 was due Jacqueline Winwood (a director) of which the loan is non-interest bearing with no specific repayment terms. The funds were advanced on behalf of the Company to pay outstanding invoices.

Jacqueline Winwood, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2010:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officer and director is set forth below:

     Name and Address                  Age          Position(s)
     ----------------                  ---          -----------

     Jacqueline Winwood                39         President, CEO
     711 S. Carson Street, Suite 4                Secretary, Treasurer
     Carson City, NV  89701                       CFO & Director


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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jacqueline      2010     0          0          0            0          0             0            0         0
Winwood,        2009     0          0          0            0          0             0            0         0
President,      2008     0          0          0            0          0             0            0         0
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Wired Associates Solutions' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

                                                            Approximate
 Name and Address           Number of          Date        Consideration        Percent
of Beneficial Owner          Shares          Acquired          Paid           of Ownership

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended October 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31             Sec. 302 Certification of CEO and CFO
      32             Sec. 906 Certification of CEO and CFO

----------
*    Included in our original SB-2 filing under Commission File Number
     333-142324.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2011.

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