Form 10-Q
period 2011-01-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2011-03-17
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of March 16, 2011

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended January 31, 2011, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of                As of
                                                                   January 31,          October 31,
                                                                      2011                 2010
                                                                   ----------           ----------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $       --           $       --
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                       --                   --
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $       --           $       --
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $   12,382           $    8,752
  Advances payable                                                     25,819               25,819
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              38,201               34,571

      TOTAL LIABILITIES                                                38,201               34,571

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of January 31, 2010 and October 31, 2009                          1,950                1,950
  Additional paid-in capital                                           69,550               69,550
  Deficit accumulated during development stage                       (109,701)            (106,071)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (38,201)             (34,571)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $       --           $       --
                                                                   ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                            February 14, 2003
                                    Three Months         Three Months          (inception)
                                       ended                ended                through
                                     January 31,          January 31,          January 31,
                                        2011                 2010                 2011
                                     ----------           ----------           ----------
REVENUES
  Income                             $       --           $       --           $   11,412
                                     ----------           ----------           ----------
TOTAL REVENUES                               --                   --               11,412

OPERATING EXPENSES
  Accounting and audit fees               3,000                3,000               60,406
  Bank charges                               --                   --                  941
  Communications                             --                   --                4,373
  Consulting fees                           630                   --               16,866
  Filing fees                                --                   --                7,288
  Foreign exchange                           --                   --                  649
  Legal fees                                 --                   --                2,000
  Office and miscellaneous                   --                   --                8,148
  Rent                                       --                   --               12,066
  Website costs                              --                   --                5,124
  Write-down of prepaid expense              --                   --                3,250
                                     ----------           ----------           ----------
TOTAL OPERATING EXPENSES                  3,630                3,000              121,111
                                     ----------           ----------           ----------
OTHER EXPENSES
  Interest paid                               2                   --                    2
                                     ----------           ----------           ----------
TOTAL OTHER EXPENSES                          2                   --                    2
                                     ----------           ----------           ----------

NET INCOME (LOSS)                    $   (3,630)          $   (3,000)          $ (109,701)
                                     ==========           ==========           ==========

BASIC EARNINGS PER SHARE             $     0.00           $     0.00
                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            1,950,000            1,950,000
                                     ==========           ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                     February 14, 2003
                                                                Three Months        Three Months        (inception)
                                                                   ended               ended              through
                                                                 January 31,         January 31,        January 31,
                                                                    2011                2010               2011
                                                                 ----------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $   (3,630)         $  (3,000)         $(109,701)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                          3,630              3,000             12,382
                                                                 ----------          ---------          ---------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            --                 --            (97,319)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                       --                 --             25,819
  Issuance of common stock                                               --                 --             71,500
                                                                 ----------          ---------          ---------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             97,319
                                                                 ----------          ---------          ---------

NET INCREASE (DECREASE) IN CASH                                          --                 --                 --

CASH AT BEGINNING OF PERIOD                                              --                 --                 --
                                                                 ----------          ---------          ---------

CASH AT END OF PERIOD                                            $       --          $      --          $      --
                                                                 ==========          =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                       $       --          $      --          $      --
                                                                 ==========          =========          =========

  Income Taxes                                                   $       --          $      --          $      --
                                                                 ==========          =========          =========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $109,701 since its inception, has a working capital deficiency of $38,201 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN (CONTINUED)

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

NOTE 5. INCOME TAXES

                                                          As of January 31, 2011
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 109,701
       Tax Rate                                                        34%
                                                                ---------
       Gross deferred tax assets                                   37,298
       Valuation allowance                                        (37,298)
                                                                ---------

       Net deferred tax assets                                  $       0
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

NOTE 6. NET OPERATING LOSSES

As of January 31, 2011, the Company has a net operating loss carryforwards of approximately $109,701. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

As of January 31, 2011 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

At of January 31, 2011, a loan payable in the amount of $25,819 was due Jacqueline Winwood (a director) of which the loan is non-interest bearing with no specific repayment terms. The funds were advanced on behalf of the Company to pay outstanding invoices.

Jacqueline Winwood, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2011:

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $121,111 in expenses through January 31, 2011.

The following table provides selected financial data about our company for the three months ended January 31, 2011.

                    Balance Sheet Data:            1/31/11
                    -------------------            -------

                    Cash                          $      0
                    Total assets                  $      0
                    Total liabilities             $ 38,201
                    Shareholders' equity          $(38,201)

For the three months ended January 31, 2011 and 2010, respectively, we had no revenues and $3,630 and $3,000 in expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2011 was $0 with $38,201 in outstanding liabilities. Of the outstanding liabilities there is $25,819 in advances payable to a former director. The amount is non-interest bearing with no specific terms of repayment. Total expenditures over the next 12 months are expected to be approximately $10,000. We are a development stage company and have generated $11,412 revenue since inception to January 31, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-142324, at the SEC website at:

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2011.

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