Form 10-Q
period 2011-04-30
WIRED ASSOCIATES SOLUTIONS INC
filed 2011-06-08
CIK 1245841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,000 shares as of June 8, 2011

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended April 30, 2011, prepared by the company, immediately follow.

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------


                                                                    As of              As of
                                                                   April 30,         October 31,
                                                                     2011               2010
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $     --
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                               --                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $     --           $     --
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $ 10,212           $  8,752
  Advances payable                                                   29,809             25,819
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      40,021             34,571
                                                                   --------           --------
      TOTAL LIABILITIES                                              40,021             34,571

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,950,000 shares issued and outstanding
   as of April 30, 2011 and October 31, 2010                          1,950              1,950
  Additional paid-in capital                                         69,550             69,550
  Deficit accumulated during development stage                     (111,521)          (106,071)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (40,021)           (34,571)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     --           $     --
                                                                   ========           ========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    February 14, 2003
                                  Three Months     Three Months      Six Months       Six Months       (inception)
                                     ended            ended            ended            ended            through
                                    April 30,        April 30,        April 30,        April 30,        April 30,
                                      2011             2010             2011             2010             2011
                                   ----------       ----------       ----------       ----------       ----------
REVENUES
  Income                           $       --       $       --       $       --       $       --       $   11,412
                                   ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                             --               --               --               --           11,412

OPERATING EXPENSES
  Accounting and audit fees             1,500            1,500            4,500            4,500           61,906
  Bank charges                             --               --               --               --              941
  Communications                           --               --               --               --            4,373
  Consulting fees                         320            1,431              950            1,431           17,186
  Filing fees                              --               --               --               --            7,288
  Foreign exchange                         --               --               --               --              649
  Legal fees                               --               --               --               --            2,000
  Office and miscellaneous                 --               --               --               --            8,148
  Rent                                     --               --               --               --           12,066
  Website costs                            --               --               --               --            5,124
  Write-down of prepaid expense            --               --               --               --            3,250
                                   ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING EXPENSES                1,820            2,931            5,450            5,931          122,931

OTHER EXPENSES
  Interest paid                            --               --               --               --                2
                                   ----------       ----------       ----------       ----------       ----------
TOTAL OTHER EXPENSES                       --               --               --               --                2
                                   ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                  $   (1,820)      $   (2,931)      $   (5,450)      $   (5,931)      $ (111,521)
                                   ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE           $     0.00       $     0.00       $     0.00       $     0.00
                                   ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          1,950,000        1,950,000        1,950,000        1,950,000
                                   ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                       February 14, 2003
                                                                     Six Months        Six Months         (inception)
                                                                       ended             ended              through
                                                                      April 30,         April 30,          April 30,
                                                                        2011              2010               2011
                                                                     ----------        ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $   (5,450)       $   (5,931)        $ (111,521)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
   Accounts payable and accrued liabilities                               1,460            (1,860)            10,212
                                                                     ----------        ----------         ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (3,990)           (7,791)          (101,309)
                                                                     ----------        ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                --                 --
                                                                     ----------        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                        3,990             7,791             29,809
  Issuance of common stock                                                   --                --             71,500
                                                                     ----------        ----------         ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            3,990             7,791            101,309
                                                                     ----------        ----------         ----------

NET INCREASE (DECREASE) IN CASH                                              --                --                 --

CASH AT BEGINNING OF PERIOD                                                  --                --                 --
                                                                     ----------        ----------         ----------

CASH AT END OF PERIOD                                                $       --        $       --         $       --
                                                                     ==========        ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                           $       --        $       --         $       --
                                                                     ==========        ==========         ==========
  Income Taxes                                                       $       --        $       --         $       --
                                                                     ==========        ==========         ==========


                       See Notes to Financial Statements

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2011
--------------------------------------------------------------------------------

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $111,521 since its inception, has a working capital deficiency of $40,021 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN (CONTINUED)

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

NOTE 5. INCOME TAXES

                                                         As of
                                                        April 30,
                                                          2011
                                                        --------
             Deferred tax assets:
               Net operating tax carryforwards          $111,521
               Tax Rate                                       34%
                                                        --------
             Gross deferred tax assets                    37,917
             Valuation allowance                         (37,917)
                                                        --------

                  Net deferred tax assets               $      0
                                                        ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. NET OPERATING LOSSES

As of April 30, 2011, the Company has a net operating loss carryforwards of approximately $111,521. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                         WIRED ASSOCIATES SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2011
--------------------------------------------------------------------------------

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

As of April 30, 2011 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

At of April 30, 2011, a loan payable in the amount of $29,809 was due Jacqueline Winwood (a director) of which the loan is non-interest bearing with no specific repayment terms. The funds were advanced on behalf of the Company to pay outstanding invoices.

Jacqueline Winwood, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2011:

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

RESULTS OF OPERATIONS

We have generated $11,412 in revenues since inception and have incurred $122,931 in expenses through April 30, 2011.

The following table provides selected financial data about our company at April 30, 2011.

                    Balance Sheet Data:            4/30/11
                    -------------------            -------
                    Cash                          $      0
                    Total assets                  $      0
                    Total liabilities             $ 40,021
                    Shareholders' equity          $(40,021)

For the three months ended April 30, 2011 and 2010, respectively, we had no revenues and $1,820 and $2,931 in expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2011 was $0 with $40,021 in outstanding liabilities. Of the outstanding liabilities there is $29,809 in advances payable to a director. The amount is non-interest bearing with no specific terms of repayment. Total expenditures over the next 12 months are expected to be approximately $10,000. We are a development stage company and have generated $11,412 revenue since inception to April 30, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2011.

Wired Associates Solutions Inc.


/s/ Jacqueline Winwood
---------------------------------------
By: Jacqueline Winwood
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer & Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and dates stated.


/s/ Jacqueline Winwood
---------------------------------------
By: Jacqueline Winwood
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer & Director)