Form 10-K
period 2011-10-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2011-12-15
CIK 1245841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

WIRED ASSOCIATES SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-142324	37-1458557
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification
incorporation or organization)		Number)

711 SOUTH CARSON STREET, SUITE 4
CARSON CITY, NEVADA 89701
(Address of principal executive offices, including zip code)

(888) 991-3336
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑     No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant has not been computed based on the fact that no active trading market has been established as of December 15, 2011. As of December 15, 2011, the registrant had 1,950,000 shares of its common stock, par value $0.001, outstanding.

WIRED ASSOCIATES SOLUTIONS, INC.
FOR THE FISCAL YEAR ENDED
OCTOBER 31, 2011

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM 1. BUSINESS.

We were incorporated in the State of Nevada on February 14, 2003.  We are a development stage company, whose original business plan was web development, specializing in the design, creation and marketing of cost effective internet products.  We have not had any significant development of our business nor have we received any revenue since the year ended October 31, 2004. Due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

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

Number of Employees

At the present time, the company has no employees other than its officer and director, who devotes his time as needed to the Company.  We intend to add staff as needed, as we expand operations or change our business plan.

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

We are a development stage company with a limited operating history and there is substantial doubt about the company’s ability to continue as a going concern, therefore investment in our company involves a high degree of risk.

We are in our organizational and development stages and have generated no revenue.  Any investment in our company involves a high degree of risk. A prospective investor should, therefore, be aware that in the event we are not successful in our business plans, any investment in our shares may be lost and we may be faced with the possibility of liquidation.

We are a development stage company with limited revenue since inception, we cannot offer any assurance as to our future financial results.

We were incorporated and in existence from February 14, 2003 and have had limited revenues since inception. However, due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company. Currently, we are still analyzing various business alternatives and there can be no assurance that a suitable business will be developed or we will be successful. We face all the risks inherent in a relatively new business and there can be no assurance that our activities will be successful and/or result in any profits.

We do not have any additional source of funding for our business plans. If we are unable to receive additional funding we may no longer be able to continue our operations.

Other than the shares offered by our SB-2 offering, no other source of capital has been identified or sought.  As a result we do not have an alternate source of funds should the funds from our offering be insufficient.  There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders. If we are not successful in securing revenue or funding, we will be faced with several options: (i) abandon our business plans, cease operations and go out of business; (ii) continue to seek alternative and acceptable sources of capital; or (iii) bring in additional capital that may result in a change of control. In the event of any of these circumstances an investor could lose a substantial part or all of their investment.

 If we obtain additional financing through issuing our shares to investors our existing stockholders may suffer substantial dilution.

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

At this time an active market does not exist for our common stock and we can offer no assurance that an active market for our securities will ever exist.

There is currently no active trading in our common stock and there is no assurance that an active trading market in our shares will ever develop. Accordingly, there is a very high risk that our shares may not be able to be resold in the future.

We do not offer cash dividends at this time and we do not anticipate offering cash dividends at any time in the future.

No cash dividends have been declared or paid on the shares of our common stock to date, nor is it anticipated that any such dividends will be declared or paid to stockholders in the foreseeable future. It is currently anticipated that any income received from operations will be reinvested and devoted to our future operations and/or to expansion.

Future Sales of shares currently restricted pursuant to Rule 144 could have a depressive effect on the price of the company’s stock.

1,000,000 shares of “restricted” common stock have been issued in consideration for proprietary rights, business plans, organizational services and expenses and cash in the amount of $2,500, or $.0025 per share, and 150,000 shares in the amount of $15,000, or $0.10 per share.  All of the shares are held by persons who served as officers, directors and/or control persons of the company and who hold such shares as "restricted securities", as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. However, these securities held by officers, directors and/or control persons may only be sold in compliance with Rule 144 which provides, in essence, that officers and directors and others holding restricted securities (such as those described above) may each sell, in brokerage transactions, an amount equal to 1% of the company’s total outstanding common stock every three (3) months. In addition, Rule 144 provides that shares must not be sold until they have been held for a period of at least six (6) months from the date they were fully paid for. The possible sale of these restricted securities under Rule 144 may, in the future, have a depressive effect on the price of the Company’s common stock in any public market which may develop, assuming there is such a market, of which there can be no assurance.

We have a very small management team and the loss of any member of our team may prevent us from implementing our business plan in a timely manner.

Our future performance will be substantially dependent on the continued services of our officer and director. Future performance also will depend on our ability to retain and motivate new officers and key employees.  We currently have only one executive officer and the loss of his services could harm our proposed business operations.  We do not have long-term employment agreements with our key personnel and we do not maintain any "key person" life insurance policies.  Future success also will depend on the ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel.  Competition for these personnel is intense and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

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

Control over all matters requiring stockholder approval is held by our marjority stockholder.

Park Investment Holdings, LLC owns 1,150,000 shares of our common stock, which represents 58.97% of our outstanding common stock.  As a result, our majority stockholder exercises control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control.

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

Our Officer and Director, Justin Jarman, currently devotes only part time services to the company.

Justin Jarman our chief executive officer, secretary, treasurer and director currently devotes as many hours per week as needed to Company matters.  The responsibility of developing the Company’s business and fulfilling the reporting requirements of a public company all fall upon him.  He has had no experience serving as a principal accounting officer or principal financial officer in a public company.  We have not formulated a plan to resolve any possible conflict of interest with him other business activities.  In the event he is unable to fulfill any aspect of his duties to the Company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTY.

We currently utilize office space provided by our director at no charge.  We believe that the existing office space is sufficient at this time and feel we will be able to lease additional office space as our needs grow. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.  There are currently no restrictions on the amount of assets used to invest in real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol “WRDS”.  To date there has not been an active trading market.

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
4.	one year has elapsed since the issuer has filed current ‘‘Form 10 information’’ with the Commission reflecting its status as an entity that is no longer a shell company.

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

Holders

As of December 15, 2011, we have 1,950,000 shares of common stock, par value $0.001 per share, issued and outstanding held by 31 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251.  Holladay Stock Transfer can be reached at (480) 481-3940.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended October 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REGISTRATION STATEMENT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REGISTRATION STATEMENT.

PLAN OF OPERATION

Our plan of operation for the next twelve months is for management to continue the process of analyzing the various alternatives that may be available to ensure the survival of the company and to preserve our shareholder's investment. This may include additional sources of financing to continue in the website development industry or a change of business plan.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Results of Operations

For the year ended October 31, 2011 compared to October 31, 2010

We have generated $11,412 in revenues and have incurred $129,311 in total operating expenses from inception through October 31, 2011.

The following table provides selected financial data about our company for the years ended October 31, 2011 and 2010.

Balance Sheet Data:	10/31/11	10/31/10
Cash	$0	$0
Total assets	$0	$0
Total liabilities	$46,400	$34,571
Shareholders' equity	$(46,400)	$(34,571)

For the years ended October 31, 2011 and 2010, respectively, we had no revenues and $11,830 and $9,651 in expenses.  We received our initial funding of $2,500 through the sale of common stock to our officers and directors who purchased 1,000,000 shares of our common stock at $0.0025 per share on February 14, 2003.  During June 2003, we sold 700,000 common shares at a per share price of $0.05 to 25 non-affiliated private investors for proceeds of $35,000.  On March 23, 2007 we sold 100,000 common shares at a per share price of $0.10 to a director of the company for proceeds of $10,000.  On August 1, 2007 we issued 50,000 common stock shares at a per share price of $0.10 to a director of the company for expenses he paid on behalf of the company. During the year ended October 31, 2008 we completed an offering pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, issuing 100,000 shares of common stock at $0.20 per share for $20,000.

Liquidity and Capital Resources

Our cash balance at October 31, 2011 was $0, with $46,400 in outstanding liabilities.  Total expenditures over the next 12 months are expected to be approximately $20,000.  We are a development stage company and have only generated $11,412 in revenue since inception (February 14, 2003) to October 31, 2011.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANACIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statement, together with the independent registered public accounting firm’s report begins on page F-1, immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Changes in the Registrant's Certifying Accountant.

On March 6, 2009, George Stewart, CPA (“Stewart”) was appointed as the independent auditor for Wired Associates Solutions Inc. commencing with the period ending January 31,  2009,  and BDO Canada, LLP (“BDO Canada”)  was dismissed as the independent auditors  for the Company as of March 6, 2009. The decision to change auditors was approved by the Board of Directors on March 6, 2009.

During the years ended October 31, 2008 and October 31, 2007 and through March 6, 2009, neither the Company nor anyone on its behalf has consulted with Stewart with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Stewart concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The report of BDO Canada regarding the Company's financial statements for the fiscal years ended October 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern.

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

During the years ended October 31, 2008 and October 31, 2007 and through March 6, 2009, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that the Board of Directors discussed with BDO Canada the existence of material weaknesses in Company’s internal control over financial reporting, as more fully described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008, filed March 3, 2009 with the Securities and Exchange Commission (the “SEC”).

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

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of October 31, 2011, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of October 31, 2011, and identified the following material weaknesses:

·
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission.

·
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

·	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this. There has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 15, 2011. There is no familial relationship between or among the nominees, directors or executive officers of the Company:

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE
Justin Jarman (1)	28	Chairman, Chief Executive Officer, President, Secretary and Treasurer	November 1, 2011

(1)
On November 1, 2011, Jacqueline Winwood resigned as Chairman, Chief Executive officer, President, Secretary and Treasurer (the “Executive Positions”).  On the same date, Justin Jarman was appointed to the Executive Positions.

Justin Jarman, age 28, Chief Executive Officer and Director

Mr. Jarman is currently the Chief Executive Officer and Director of the Company. Prior to joining the Company, in 2010, Mr. Jarman co-founded Action Ventures, LLC, a technology based software and gaming company focusing on propositional wagering (“Action”). As the current President of Action, Mr. Jarman identifies and recruits the management team, oversees Action’s operational components, drafting of provisional patent claims, business finances and the development of strategic partnerships. From 2009 to 2010, Mr. Jarman co-founded Community-Lenders, an internet micro lending company, offering short-term high-interest rate loans. From 2008 to 2009, Mr. Jarman worked for Newport Mesa Financial, where he served as the head of loan origination and due diligence for an alternative asset hedge fund. From 2008 to 2010, Mr. Jarman co-founded Bold Group, Inc., a collateral management company for hedge funds with $2.5 billion in assets. At Bold Group, Inc., Mr. Jarman served as a Partner and Senior Vice President of Portfolio Operations. From 2007 to 2008, Mr. Jarman worked in the global wealth management division of Merrill Lynch. Mr. Jarman earned his Certificate in International Business in 2006, while studying in Aix-en-Provence, France and a bachelor’s degree in business economics from the University of Arizona.

Our directors are elected by the stockholders to a term of one year and serve until his or her successor is elected and qualified.  Our officers are appointed by the Board of Directors to a term of one year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified. We reimburse all directors for their expenses in connection with their activities as directors of the Company.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Subsequent Executive Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended October 31, 2011, were timely.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions. Because we have only limited business operations and four officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options /SARs	LTIP Payouts

Jacqueline(1) Winwood	2011	$0	$0	$0	0	$0	$0	$0
Chief Executive Officer	2010	$0	$0	$0	0	$0	$0	$0
	2009	$0	$0	$0	0	$0	$0	$0

(1)	On November 1, 2011, Jacqueline Winwood resigned from the Executive Positions. On the same date, Justin Jarman was appointed to the Executive Positions.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through December 15, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 15, 2011, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership Common Stock

Park Investment Holdings, LLC (2)	Affiliate	1,150,000	58.97%

Officers and Directors Total	-
(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Justin Jarman, Wired Associates Solutions, Inc. 711 South Carson Street, Suite 4, Carson City, Nevada 89701.
(2)	Steven Spiegel has beneficial ownership of the common stock held by Park Investment Holdings, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There are no transactions since the begining of the Company's last fiscal year, or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The common stock of the Company is currently quoted on the OTC Markets, OTC QB, a quotation service which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the American Stock Exchange.

As of October 31, 2011, the board of directors determined that our director, Justin Jarman, is independent under the foregoing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the year ended October 31, 2011, the total fees charged to the company for audit services, including quarterly reviews, were $7,500, for audit-related services were 0, for tax services were 0 and for other services were 0.

For the year ended October 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $7,500, for audit-related services were 0, for tax services were 0 and for other services were 0.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report.

Exhibit No.	Description

3.1	Articles of Incorporation of Wired Associates Solutions, Inc. dated February 14, 2003*

3.2	Bylaws of Wired Associates Solutions, Inc. dated February 14, 2003*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant To 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant To 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference to the Form SB-2 filed on May 14, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRED ASSOCIATES SOLUTIONS, INC.

Dated: December 15, 2011	By:	/s/ Justin Jarman
Name: Justin Jarman
Title: Chief Executive Officer, President,
Secretary, Treasurer and Director
(Principal Executive Officer)

WIRED ASSOCIATES SOLUTIONS INC.
(A Development Stage Company)
Balance Sheets

	As of	As of
	October 31,	October 31,
	2011	2010
ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$9,352	$8,752
Loan payable - related party	37,048	25,819

Total Current Liabilities	46,400	34,571

Total Liabilities	46,400	34,571

Stockholders' Equity

Common stock, ($0.001 par value, 50,000,000 shares authorized; 1,950,000 shares issued and outstanding as of October 31, 20011 and October 31, 2010	1,950	1,950
Additional paid-in capital	69,550	69,550
Deficit accumulated during development stage	(117,900)	(106,071)

Total Stockholders' Equity	(46,400)	(34,571)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	$-

See Notes to Financial Statements

WIRED ASSOCIATES SOLUTIONS INC.
(A Development Stage Company)
Statements of Operations

			February 14, 2003
	Year	Year	(inception)
	ended	ended	through
	October 31,	October 31,	October 31,
	2011	2010	2011

Revenues

Income	$-	$-	$11,412

Total Revenues	-	-	11,412

Operating Expenses
Accounting and audit fees	7,500	7,500	64,906
Bank charges	-	-	941
Communications	-	-	4,373
Consulting fees	2,070	2,151	18,306
Filing fees	1,500	-	8,788
Foreign exchange	-	-	649
Legal fees	-	-	2,000
Office and miscellaneous	760	-	8,908
Rent	-	-	12,066
Website costs	-	-	5,124
Write-down of prepaid expense	-	-	3,250

Total Operating Expenses	11,830	9,651	129,311

Other Expenses
Interest paid	-	-	2

Total Other Expenses	-	-	2

Net Income (Loss)	$(11,830)	$(9,651)	$(117,900)

Basic earnings per share	$0.01	$0.00	$

Weighted average number of common shares outstanding	1,950,000	1,950,000

See Notes to Financial Statements

WIRED ASSOCIATES SOLUTIONS INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From February 14, 2003 (Inception) through October 31, 2011

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, February 14, 2003	-	$-	$-	$-	$-

Stock issued for cash February, 2003
@ $0.0025 per share	1,000,000	1,000	1,500		2,500

Stock issued for cash on June, 2003
@ $0.05 per share	700,000	700	34,300		35,000
Less share issue costs			(1,000)		(1,000)

Net loss, October 31, 2003				(4,597)	(4,597)

Balance, October 31, 2003	1,700,000	$1,700	$34,800	$(4,597)	$31,903

Net loss, Octobert 31, 2004				(22,399)	(22,399)

Balance, October 31, 2004	1,700,000	1,700	34,800	(26,996)	9,504

Net loss, October 31, 2005				(16,897)	(16,897)

Balance, October 31, 2005	1,700,000	1,700	34,800	(43,893)	(7,393)

Net loss, Octobert 31, 2006				(9,171)	(9,171)

Balance, October 31, 2006	1,700,000	1,700	34,800	(53,064)	(16,564)

Stock issued for cash March and August, 2007 @ $0.10 per share	150,000	150	14,850		15,000

Net loss, October 31, 2007				(10,869)	(10,869)

Balance, October 31, 2007	1,850,000	1,850	49,650	(63,933)	(12,433)

Stock issued for cash January, 2008 @ $0.10 per share	100,000	100	19,900		20,000

Net loss, October 31, 2008				(25,895)	(25,895)

Balance, October 31, 2008	1,950,000	1,950	69,550	(89,828)	(18,328)

Net loss, October 31, 2009				(6,592)	(6,592)

Balance, October 31, 2009	1,950,000	1,950	69,550	(96,420)	(24,920)

Net loss, October 31, 2010				(9,651)	(9,651)

Balance, October 31, 2010	1,950,000	1,950	69,550	(106,071)	(34,571)

Net loss, October 31, 2010				(11,830)	(11,830)

Balance, October 31, 2010	1,950,000	1,950	69,550	(117,900)	(46,400)

See Notes to Financial Statements

WIRED ASSOCIATES SOLUTIONS INC.
(A Development Stage Company)
Statements of Cash Flows

			February 14, 2003
	Year	Year	(inception)
	ended	ended	through
	October 31,	October 31,	October 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(11,830)	$(9,651)	$(117,900)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	600	-	9,352

Net cash provided by (used in) operating activities	(11,230)	(9,651)	(108,549)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan payable - related party	11,230	9,651	37,048
Issuance of common stock	-	-	71,500

Net cash provided by (used in) financing activities	11,230	9,651	108,548

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

WIRED ASSOCIATES SOLUTIONS INC.
(An Development Stage Company)
Notes to Financial Statements
October 31, 2011

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Wired Associates Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 14, 2003.  The Company was formed as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an October 31 year-end.

b.   Basic Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

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
October 31, 2011

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

h.   Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 3.   GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $117,900 since its inception, has a working capital deficiency of $46,400 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

WIRED ASSOCIATES SOLUTIONS INC.
(An Development Stage Company)
Notes to Financial Statements
October 31, 2011

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5.  INCOME TAXES

As of October 31, 2011

Deferred tax assets:
Net operating tax carryforwards	$117,900
Tax Rate	34%
Gross deferred tax assets	40,086
Valuation allowance	(40,086)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6.  NET OPERATING LOSSES

As of October 31, 2011, the Company has a net operating loss carryforwards of approximately $117,900.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7.  STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

WIRED ASSOCIATES SOLUTIONS INC.
(An Development Stage Company)
Notes to Financial Statements
October 31, 2011

NOTE 7.  STOCK TRANSACTIONS (Continued)

On February 14, 2003 the Company issued a total of 1,000,000 shares of common stock to two directors for cash in the amount of $0.0025 per share for a total of $2,500.

During June 2003 the Company completed its Regulation “D” Rule 504 offering and issued a total of 700,000 shares of common stock to twenty five unrelated investors for cash in the amount of $0.05 per share for a total of $35,000.

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

As of October 31, 2011 the Company had 1,950,000 shares of common stock issued and outstanding.

NOTE 8.  RELATED PARTY TRANSACTIONS

As of October 31, 2011, a loan payable in the amount of $37,048 was due Jacqueline Winwood (a director) of which the loan is non-interest bearing with no specific repayment terms.  The funds were advanced on behalf of the Company to pay outstanding invoices.

Jacqueline Winwood, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of October 31, 2011:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,950,000 shares issued and outstanding.