Form 10-K/A
period 2011-10-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2012-01-13
CIK 1245841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

1559 East 38th Street
Brooklyn, NY, 11234
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant has not been computed based on the fact that no active trading market has been established as of April 30, 2011. As of January 12, 2012, the registrant had 2,009,520 shares of its common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

We are filing this amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, to include a report by George Stewart, CPA, our independent registered public accounting firm (the “Report”). The Report is in connection with the audited balance sheet of Wired Associates Solutions, Inc. as of October 31, 2011 and 2010, and the related statement of operations, stockholders’ equity and cash flows for the years ended and for the period from February 14, 2004 (inception), to October 31, 2011.

ITEM 8. FINANACIAL STATEMENTS AND SUPPLEMENTARY DATA.

GEORGE STEWART, CPA
316 17th AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wired Associates Solutions Inc.

I have audited the accompanying balance sheet of Wired Associates Solutions Inc. (A Development Stage Company) as of October 31, 2011 and 2010, and the related statement of operations, stockholders’ equity and cash flows for the years then ended and for the period from February 14, 2003 (inception), to October 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wired Associates Solutions Inc., (A Development Stage Company) as of October 31, 2011 and 2010, and the results of its operations and cash flows the years ended October 31, 2011 and 2010 and from February 14, 2003 (inception), to October 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 3 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington
December 5, 2011

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

WIRED ASSOCIATES SOLUTIONS, INC.

Dated: January 13, 2012	By:	/s/ Justin Jarman
Name: Justin Jarman
Title: Chief Executive Officer, President,
Secretary and Treasurer
(Principal Executive Officer)