Form 10-KT
period 2011-12-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2012-03-30
CIK 1245841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2011 to December 31, 2011

WIRED ASSOCIATES SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
Nevada	000-53161	37-1458557
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification
incorporation or organization)		Number)

1559 East 38th Street

Brooklyn, New York 11234

(Address of principal executive offices, including zip code)

(855) 639-9453

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant has not been computed based on the fact that no active trading market has been established as of March 30, 2012. As of March 30, 2012, the registrant had 2,009,520 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

On March 13, 2012, the Board of Directors of Wired Associates Solutions, Inc. (the “Company”) authorized an amendment to the Company’s bylaws changing the Company’s fiscal year end from October 31 to December 31. Our transition audited financial statements for the period from November 1, 2011 to December 31, 2011 are included herein. Please see the Current Report on Form 8-K filed with the Securities Exchange Commission on March 16, 2012.

WIRED ASSOCIATES SOLUTIONS, INC.

FOR THE TRANSITIONAL PERIOD FROM NOVEMBER 1, 2011 TO DECEMBER 31, 2011

FORWARD LOOKING STATEMENTS

Included in this Form 10-KT are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM 1. BUSINESS.

Wired Associates Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on February 14, 2003. We were a development stage company, whose original business plan was web development, specializing in the design, creation and marketing of cost effective Internet products. On November 1, 2011, we entered into a stock purchase agreement (the “Purchase Agreement”) by and among the Company, Park Investment Holdings, LLC, a Delaware limited liability company (“Park”), and two shareholders of the Company (the “Sellers”), pursuant to which the Sellers sold an aggregate of One Million One Hundred Fifty Thousand (1,150,000) shares of the Company’s common stock to Park.

On December 22, 2011 we entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and among the Company, Park (the “Wired Majority Shareholder”), SnapTagz LLC, a Delaware limited liability company (“Snap”), and all of the unit holders of Snap (the “Snap Unit Holders”) who are signatories to the Exchange Agreement. On December 22, 2011 (the “Closing Date” or the “Closing”), pursuant to the terms of the Exchange Agreement, the Snap Unit Holders transferred and contributed all of their units (the “Snap Units”) to the Company, resulting in our acquisition of all of the outstanding Snap Units. In return, we issued to the Snap Unit Holders, their designees or assigns (the “Share Exchange”), an aggregate of 59,520 shares of common stock, par value $0.001 per share of the Company (the “Common Stock”). The foregoing issuance of the Common Stock of the Company to the Snap Unit Holders, their designees or assigns, constituted approximately 3% of our issued and outstanding Common Stock as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement.

As a result of the Share Exchange and the other transactions contemplated thereunder, Snap became a wholly owned subsidiary of Wired Associates Solutions, Inc. Our officers and directors approved the Exchange Agreement and the other transactions contemplated thereunder. The managing members, and majority unit holders of Snap approved the Exchange Agreement and the other transactions contemplated thereunder.

We are currently introducing two granted patents for fabric accessories called Snaptagz to markets around the world. Snaptagz are a fashion accessory platform that attach to clothing and fit flush to a wide range of fabrics. The Snaptagz platform can be decorated or it can serve as a mount for other decorated parts like toys and jewelry. This platform enables the Company to work with many different designs in entertainment, sports, and music by marketing to various demographics.

Snaptagz Production

We have manufactured our production line and introduced our products to prospects in many different fields including toy retailers, licensing companies and sports teams.

Intellectual Property

We currently hold the exclusive rights to the following granted patents:

Patent Title	Number	Status	Filing Date	Expiry Date
Pinless clothing attachable image holder	5655271	Granted	7/05/96	7/05/16

Snap-in adapter system	5926920	Granted	10/09/98	10/09/18

Potential Product Categories and Extensions

We provide the consumer with the ability to be creative with fashion by adding accessories to clothing. In addition to fashion accessories, our products can also be used to attach a variety of functional products to fabric:

•	Reflectors: Snaptagz can be used as a reflective device while running, cycling or as a safety precaution for children playing at night.

•	iPod Holder: We intend to offer a secure, convenient, comfortable and fashionable alternative to existing iPod holders.

•	Business Cards and Networking Name Tags: We plan to emboss Snaptagz to be used as name tags with company information and business logos.

Marketing Strategy

Strategic Licensing: We intend to continue entering into strategic licensing agreements with vendors to distribute our products in stores and online.

Visual Marketing: When Snaptagz are purchased and worn as fashion accessories our consumers will be promoting and marketing our product as they do their day to day activities.

Collectors Marketing: We intend to strategically produce a collection of Snaptagz to be marketed to collectors in the form of rare editions, variant colors and accessories, exciting display options, inserts to promote the complete collection, and an online forum to allow collectors to interact with each other.

Competition

Though we believe Snaptagz is a unique product, we will compete with the following companies in the toy industry:

Gund: A manufacturer of plush stuffed animals. It was founded by Adolph Gund in 1898 and is the oldest manufacturer of plush toys in the U.S. On July 1, 2008, Gund was sold to Enesco, a gift company known for among other things the Cherished Teddies line. Gund sells to more than 15,000 retail outlets.

Kids Brand, Inc.: Formerly known as Russ Berrie and Company, designs, develops and distributes infant and juvenile branded products. These products are primarily distributed through mass market, baby super stores, specialty stores, food stores, drug stores and independent e-commerce retailers worldwide. Kids Brand, Inc. sells to over 41,000 stores and the company’s operating business is composed of four wholly owned subsidiaries: (i) Kids Line, LLC; (ii) LaJobi, Inc.; (iii) Sassy, Inc.; and (iv) CoCaLo, Inc.

Number of Employees

At the present time, the company has no employees other than its officer and director, who devote their time as needed to the Company’s business. We intend to add staff as needed, as we expand operations and resume full time design in our office.

Where You Can Find More Information

We are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual stockholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Risks Relating to the Company

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

There are still 47,990,480 shares of Common Stock which the Board of Directors has the authority to issue. The issuance of any such shares to persons other than the current investors will reduce the amount of control held by the current investors and may result in a dilution of the book value of their shares. There are presently no commitments, contracts or intentions to issue any additional shares to any persons.

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

Our Chief Executive Officer, Justin Jarman and our director, Steven Spiegel, currently devote only part time services to the company.

Justin Jarman our Chief Executive Officer, President, Secretary and Treasurer, and Steven Spiegel our director, currently devote as many hours per week as needed to company matters. The responsibility of developing the company’s business and fulfilling the reporting requirements of a public company all fall upon him. He has had no experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with him other business activities. In the event he is unable to fulfill any aspect of her duties to the Company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

Risks Related to Our Securities

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTY.

We currently utilize office space provided by our director at no charge. We believe that the existing office space is sufficient at this time and that we will be able to lease additional office space as our needs grow. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages. There are currently no restrictions on the amount of assets used to invest in real estate.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

Holders

As of March 30, 2012, we have 2,009,520 shares of Common Stock issued and outstanding held by approximately 18 shareholders of record.

The transfer agent for our Common Stock is Holladay Stock Transfer, located at 2939 North 67th Place, Scottsdale, Arizona 85251. Holladay Stock Transfer can be reached by telephone at (480) 481-3940.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended December 31, 2011.

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

Change in Fiscal Year End

On March 13, 2012, the Board of Directors approved a change in our fiscal year end from October 31, to December 31. The change became effective at the end of the quarter ended December 31, 2011. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to November 1, 2012, ended on October 31, and beginning with December 31, 2011, ends on December 31, of each year.

Our Business and Plan of Operation

We design, develop and manufacture fashion accessory and fashion accessories platforms that attach to clothing and fit flush to a wide range of fabric. The Snaptagz platform can be decorated or it can serve as a mount for other decorated parts like toys and jewelry. This platform enables the Company to work with all sorts of designs in entertainment, sports, and music by marketing to various demographics. We plan to bring our products to the market directly as well as by continuing to secure additional strategic licenses with suppliers in the toy and fashion accessory market.

On February 17, 2012, the Company entered into a definitive product license and distribution agreement (the “Licensing Agreement”) by and between the Company and Crescent Moon Holdings, LLC., a South Carolina limited liability company that focuses on toy development and distribution (the “Licensee”). Pursuant to the terms of the Licensing Agreement, for a one year period the Licensee will market, sell and distribute the Company’s consumer product, Snaptagz, for the benefit of the Company (the “Product Line”). As consideration for entering into the Licensing Agreement, Licensee agrees to pay the Company 6% of the gross sales of any items of the Product Line which are marketed, sold and distributed by the Licensee (the “Royalties”). Additionally, during the one year period commencing on February 17, 2012, Licensee shall pay to the Company the minimum sum of $10,000, said amount being payable on the one year anniversary thereof and shall be creditable towards Royalties due to the Company.

Our plan of operation is to generate revenue on our fashion accessory products through entering into additional strategic licensing agreements, visual marketing and strategic collector marketing. Our current focus is getting our product known to consumers by domestically and internationally marketing its design and functionality. Additionally, we plan to advertise through the use of our website located at http://www.snaptagz.net which is currently under operational.

Results of Operations

	Two Months Ended December 31	Years Ended October 31,		February 14, 2003 (inception) through December 31,
	2011	2011	2010	2011
Net sales	$-	$-	$-	$11,412
Gross profit	$-	$-	$-	$11,412
General and administrative expenses	$84,984	$11,830	$9,651	$214,296
Loss from operations	$(84,984)	$(11,830)	$(9,651)	$(202,884)
Net loss	$(84,984)	$(11,830)	$(9,651)	$(202,884)
Loss per common share – basic and diluted	$(0.04)	$(0.01)	$(0.00)	$-

For the Two Months Ended December 31, 2011

The Company was originally formed as a multimedia/marketing company that specialized in the design and creation of effective marketing products and services, primarily internet based. The Company generated $11,412 in revenue since inception under this business model.

Change in Business Model

During the two months ended December 31, 2011 we ceased to engage in the multimedia and marketing industry and acquired the business of SnapTagz, LLC to engage in the production, distribution and marketing of fabric accessories. We generated $0 in revenue under this new business model and incurred $84,984 in general and administrative expenses for the two months ended December 31, 2011.

Revenue

Although we have launched our new product line we have not made any sales. At this time, we are domestically and internationally marketing our product and have not generated any revenue to date under our new business model.

Gross Profit

We are currently in a development stage and have not begun our revenue generation strategy. As such, we have not recognized any profit to date under our new business model.

General and Administrative Expenses

General and administrative expenses for the two months ended December 31, 2011 consisted primarily of legal and professional fees in the amount of $81,900 and minimum royalty payments of $3,000.

Loss from Operations

Loss from operations for the two months ended December 31, 2011 was $84,984. The loss was primarily attributable to the general and administrative expenses as detailed above.

Net Loss

Net Loss from operations for the two months ended December 31, 2011 was $84,984. The net loss was primarily attributable to the general and administrative expenses as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the Year Ended October 31, 2011 Compared to the Year Ended October 31, 2010

We have generated $0 in revenue for the years ended October 31, 2011 and October 31, 2010. We have incurred $11,830 in general and administrative expenses for the year ended October 31, 2011 as compared to $9,651 in general and administrative expenses for the year ended October 31, 2010.

Revenue

We had no sales during the years ended October 31, 2011 and 2010.

Gross Profit

We had no sales during the years ended October 31, 2011 and 2010. As such, we have not recognized any profit during the years ended October 31, 2011 and 2010.

General and Administrative Expenses

General and administrative expenses for the year ended October 31, 2011 consisted of legal and professional fees in the amount of $11,830 as compared to legal and professional fees in the amount of $9,651 for the year ended October 31, 2010.

Loss from Operations

Loss from operations for the year ended October 31, 2011 was $11,830. The loss was primarily attributable to the general and administrative expenses as detailed above. Loss from operations for the year ended October 31, 2010 was $9,651. The loss was primarily attributable to the general and administrative expenses as detailed above.

Net Loss

Net Loss from operations for the year ended October 31, 2011 was $11,830. The net loss was primarily attributable to the general and administrative expenses as detailed above. Net Loss from operations for the year ended October 31, 2010 was $9,651. The net loss was primarily attributable to the general and administrative expenses as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2011, October 31, 2011 and October 31, 2010.

	December 31, 2011	October 31, 2011	October 31, 2010
Current Assets	$11,066	$-	$-
Current Liabilities	$121,145	$46,400	$34,571
Working Capital Deficit	$(110,079)	$(46,400)	$(34,571)

For the Two Month Period Ended December 31, 2011

At December 31, 2011, we had a working capital deficit of ($110,079). The deficit is primarily related to legal and professional liabilities incurred in connection with the acquisition of SnapTagz, LLC. The Company has commenced commercialization of the product line and entered into a Licensing Agreement but has not recorded any sales to date.

Net cash used in operating activities for the two months ended December 31, 2011 was $21,195. The net loss for the two months ended December 31, 2011 was $84,984. Cash used in operating activities was primarily for legal fees.

Net cash obtained through all financing activities for the 2 months ended December 31, 2011 was $5,500. This consisted of $5,500 in proceeds from related party loans to the company.

For the Years Ended October 31, 2011 and October 31, 2010

At October 31, 2011 we had a working capital deficit of ($46,400), as compared to a working capital deficit of ($34,571), at October 31, 2010, an increase of $11,829. The increase is primarily related to an increase in related party loans in order to fund operating activities.

Net cash used in operating activities for the years ended October 31, 2011 and 2010 was $11,230 and $9,651, respectively. The net loss for the years ended October 31, 2011 and 2010 was $11,830 and $9,651, respectively. Cash used in operating activities for the years ended October 31, 2011 and 2010 was primarily for legal and professional fees.

Net cash obtained through all financing activities for the years ended October 31, 2011 and 2010, was $11,230 and 9,651, respectively. This consisted of $11,230 and $9,651, during the years ended October 31, 2011 and 2010, respectively, in proceeds from related party loans to the company.

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

Not Applicable.

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

MANAGEMENT’S TRANSITIONAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2011, and identified the following material weaknesses:

•	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission.

•	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

This transitional report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 30, 2012. There is no familial relationship between or among the nominees, directors or executive officers of the Company:

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE
Jacqueline Winwood(1)	40	Chief Executive Officer, President, Secretary and Treasurer	September 12, 2008
Justin Jarman (1)	28	Chief Executive Officer, President, Secretary and Treasurer	November 1, 2011
Steven Spiegel (2)	30	Director	December 22, 2011

(1) On November 1, 2011, Jacqueline Winwood resigned as Chairman, Chief Executive officer, President, Secretary and Treasurer (the “Executive Positions”). On the same date, Justin Jarman was appointed to the Executive Positions.

(2) On December 22, 2011 Justin Jarman resigned as the sole director of the Company. On the same date, Steven Spiegel was appointed sole director of the Company.

Justin Jarman, Chief Executive Officer

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

Steven Spiegel, Director

Mr. Spiegel is currently the sole director of the Company. Prior to joining the Company, in 2009, Mr. Spiegel served as the Chief Executive Officer of Omega Global Enterprises (“Omega”), a financial services company. As the current Chief Executive Officer of Omega, Mr. Spiegel oversees all divisions of Omega, including principal investment activities and operations. In 2010, Mr. Spiegel became the manager of Omega Venture Capital, a venture capital investment fund. As the current manager of Omega Venture Capital, Mr. Spiegel manages direct investments in early stage to mid-size start-up companies. In 2009, Mr. Spiegel became a partner at HM Ruby Fund, a Los Angeles based hedge fund (the “Fund”), which specializes in investing in life-based assets. As a current partner of the Fund, Mr. Spiegel is responsible for managing and overseeing the Fund’s investment strategy. From 2001 to present, Mr. Spiegel has served as the Chief Executive Officer of R and S Capital Group, an investment firm (the “Firm”). In his current role as Chief Executive Officer of the Firm, Mr. Spiegel is responsible for managing the Firm’s investment operations. In 2001, Mr. Spiegel received his B.A. in finance from Brooklyn College. Due to the foregoing executive and managerial business experience we believe that Mr. Spiegel is fit to serve as our sole director of the board.

Board of Directors

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

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2011, were timely.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options /SARs	LTIP Payouts

Jacqueline(1) Winwood	2011	$-0-	$-0-	$-0-	-0-	$-0-	$-0-	$-0-
Chief Executive Officer
	2010	$-0-	$-0-	$-0-	-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	-0-	$-0-	$-0-	$-0-

Justin Jarman(2)	2011	-0-	$-0-	$-0-	-0-	$-0-	$-0-	$-0-
Chief Executive Officer

(1)	On November 1, 2011, Jacqueline Winwood resigned as Chairman, Chief Executive officer, President, Secretary and Treasurer (the “Executive Positions”). On the same date, Justin Jarman was appointed to the Executive Positions.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through March 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 30, 2012, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

	Beneficial
	Relationship to	Outstanding	Percentage of
Name and Address (1)	Company	Common Stock	Ownership Common Stock

Park Investment Holdings, LLC	Affiliate	1,208,695	60.14%
Justin Jarman	Chief Executive Officer	0	0%
Officers and Directors Total (2)	0	0	0

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Steven Spiegel, Wired Associates Solutions, Inc. 1559 East 38th Street, Brooklyn, New York 11234
(2)	Park Investment Holdings, LLC is controlled by Steven Spiegel, our sole officer and director. As such, Mr. Spiegel has beneficial ownership of the shares held by Park Investment Holdings, LLC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In accordance with Item 404 of Regulation S-K, we have not entered into any transaction, since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are going to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The common stock of the Company is currently quoted on the OTCBB, an exchange which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the NASDAQ and the American Stock Exchange.

As of December 31, 2011, the Board determined that our sole director, Steven Spiegel, is independent under these standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the two month period ended December 31, 2011, the total fees charged to the company for audit services, including quarterly reviews, were $4,500 for audit-related services, $0 for tax services and $0 for other services.

For the years ended October 31, 2011 and October 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $15,000, for audit-related services, $0 for tax services and $0 for other services.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report.

Exhibit No.	Description

2.1	Form of Share Exchange Agreement dated December 22, 2011 by and among Wired Associates Solutions, Inc., Park Investment Holdings, LLC, SnapTagz, LLC, and all of the unit holders of SnapTagz, LLC. (1)

3.1	Articles of Incorporation of Wired Associates Solutions, Inc. dated February 14, 2003. (2)

3.2	Bylaws of Wired Associates Solutions, Inc. dated February 14, 2003.(2)

23.1	Consent of George Stewart, CPA.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant To 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant To 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2011.
(2)	Incorporated herein by reference to the Form SB-2 filed on May 14, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRED ASSOCIATES SOLUTIONS, INC.

Date: March 30, 2012	By:	/s/ Justin Jarman
Name: Justin Jarman
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Jarman	Chief Executive Officer, President, Principal	March 30, 2012
Justin Jarman	Executive Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Steven Spiegel	Director	March 30, 2012
Steven Spiegel

WIRED ASSOCIATES SOLUTIONS, INC

CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

FEBRUARY 14, 2003 (INCEPTION) TO DECEMBER 31, 2011

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2011 and October 31, 2011	F-5

Consolidated Statements of Operations for the Two Months Ended December 31, 2011, Years Ended October 31, 2011 and 2010 and for the Period February 14, 2003 (Inception) to December 31, 2011	F-6

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period February 14, 2003 (Inception) to December 31, 2011	F-7

Consolidated Statements of Cash Flows for the Two Months Ended December 31, 2011, Years Ended October 31, 2011 and 2010 and for the Period February 14, 2003 (Inception) to December 31, 2011	F-8

Notes to Consolidated Financial Statements	F-8-F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wired Associates Solutions, Inc. (a development stage company)

We have audited the accompanying balance sheet of Wired Associates Solutions, Inc. (a development stage company) as of December 31, 2011, and the related statements of income, stockholders’ deficit, and cash flows for the period from November 1, 2011 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Wired Associates Solutions Inc. for the period from inception to October 31, 2011. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to October 31, 2011, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wired Associates Solutions, Inc. (a development stage company) as of December 31, 2011, and the results of its operations and its cash flows for the period from November 1, 2011 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company has an accumulated net loss during the development stage and a net loss and net cash used in operations for the period from November 1, 2011 through December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 29, 2012

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

/S/ George Stewart

Seattle, Washington

December 5, 2011

Wired Associates Solutions, Inc

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	October 31, 2011

Assets

Current Assets
Cash	$1,066	$-
Prepaid expenses	10,000	-
Total Current Assets	11,066	-

Total Assets	$11,066	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$93,913	$9,352
Liability to be settled in stock	6,257	$-
Loans payable - related parties	20,975	37,048
Total Current Liabilities	121,145	46,400

Total Liabilities	121,145	46,400

Stockholders' Deficit
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,009,520 and 1,950,000 shares issued and outstanding, respectively	2,010	1,950
Additional paid in capital	90,795	69,550
Deficit accumulated during the development stage	(202,884)	(117,900)
Total Stockholders' Deficit	(110,079)	(46,400)

Total Liabilities and Stockholders' Deficit	$11,066	$-

See accompanying notes to financial statements

Wired Associates Solutions, Inc

(A Development Stage Company)

Consolidated Statements of Operations

				February 14, 2003
	Two Months			(inception)
	Ended			through
	December 31,	Years Ended October 31,		December 31,
	2011	2011	2010	2011

Sales	$-	$-	$-	$11,412

Cost of sales	-	-	-	-

Gross Profit	-	-	-	11,412

General and administrative expenses	84,984	11,830	9,651	214,296

Loss from operations	(84,984)	(11,830)	(9,651)	(202,884)

Net loss	$(84,984)	$(11,830)	$(9,651)	$(202,884)

Net loss per common share - basic and diluted	$(0.04)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	2,009,520	1,950,000	1,950,000

See accompanying notes to financial statements

Wired Associates Solutions, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Period from February 14, 2003 (Inception) to December 31, 2011

	Common Stock			Deficit Accumulated during the
	Shares	Amount	Additional Paid-In Capital	Development Stage	Stockholders' Equity (Deficit)

Balance, February 14, 2003	-	$-	$-	$-	$-

Stock issued for cash February, 2003 @ $0.0025 per share	1,000,000	1,000	1,500		2,500

Stock issued for cash June, 2003 @ $0.05 per share	700,000	700	34,300		35,000
Less share issue costs			(1,000)		(1,000)

Net loss, October 31, 2003				(4,597)	(4,597)

Balance, October 31, 2003	1,700,000	1,700	34,800	(4,597)	31,903

Net loss, October 31, 2004				(22,399)	(22,399)

Balance, October 31, 2004	1,700,000	1,700	34,800	(26,996)	9,504

Net loss, October 31, 2005				(16,897)	(16,897)

Balance, October 31, 2005	1,700,000	1,700	34,800	(43,893)	(7,393)

Net loss, October 31, 2006				(9,171)	(9,171)

Balance, October 31, 2006	1,700,000	1,700	34,800	(53,064)	(16,564)

Stock issued for cash March and August, 2007 @ $0.10 per share	150,000	150	14,850		15,000

Net loss, October 31, 2007				(10,869)	(10,869)

Balance, October 31, 2007	1,850,000	1,850	49,650	(63,933)	(12,433)

Stock issued for cash January, 2008 @ $0.10 per share	100,000	100	19,900		20,000

Net loss, October 31, 2008				(25,895)	(25,895)

Balance, October 31, 2008	1,950,000	1,950	69,550	(89,828)	(18,328)

Net loss, October 31, 2009				(6,592)	(6,592)

Balance, October 31, 2009	1,950,000	1,950	69,550	(96,420)	(24,920)

Net loss, October 31, 2010				(9,651)	(9,651)

Balance, October 31, 2010	1,950,000	1,950	69,550	(106,071)	(34,571)

Net loss, October 31, 2011				(11,830)	(11,830)

Balance, October 31, 2011	1,950,000	1,950	69,550	(117,900)	(46,400)

Stock issued in asset acquisition	59,520	60	(15,804)		(15,744)

Related party loan forgiven			37,049		37,049

Net loss, December 31, 2011				(84,984)	(84,984)

Balance, December 31, 2011	2,009,520	$2,010	$90,795	$(202,884)	$(110,079)

See Accompanying Notes to Financial Statements

Wired Associates Solutions, Inc.

Consolidated Statements of Cash Flows

				February 14, 2003
	Two Months			(inception)
	Ended			through
	December 31,	Years Ended October 31,		December 31,
	2011	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(84,984)	$(11,830)	$(9,651)	$(202,884)
Adjustments to reconcile net loss to net cash used in operating activities Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable and accrued liabilities	63,789	600	-	73,141
Net Cash Used In Operating Activities	(21,195)	(11,230)	(9,651)	(129,743)

Cash Flows From Investing Activities:
Cash acquired through acquisition of SnapTagz, LLC	16,761	-	-	16,761
Net Cash Provided by Investing Activities	16,761	-	-	16,761

Cash Flows From Financing Activities:
Proceeds from related party loans	5,500	11,230	9,651	42,548
Issuance of common stock	-	-	-	71,500
Net Cash Provided By Financing Activities	5,500	11,230	9,651	114,048

Net change in cash	1,066	-	-	1,066

Cash at beginning of period	-	-	-	-

Cash at end of period	$1,066	$-	$-	$1,066

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Related party loan forgiven	$37,049	$-	$-	$37,049
Assets acquired and liabilities assumed through share exchange as follows:
Prepaid expenses	$10,000	$-	$-	$10,000
Accounts payable and accrued expenses	$27,030	$-	$-	$27,030
Other liabilities	$15,475	$-	$-	$15,475
Common stock	$60	$-	$-	$60
Additional paid in capital	$32,565	$-	$-	$32,565

See accompanying notes to financial statements

Wired Associates Solutions, Inc

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Note 1 Nature of Operations

Business

Wired Associates Solutions, Inc. (the “Company”) (a development stage company) was incorporated under the laws of the State of Nevada on February 14, 2003. The Company was originally formed as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based.

Pursuant to the Exchange Agreement with SnapTagz, LLC (“Snap”), as discussed in Note 4, we ceased to engage in the multimedia and marketing industry and acquired the business of Snap to engage in the production, distribution and marketing of fabric accessories.

Change in Fiscal Year End

On March 13, 2012 the Board of Directors of the Company approved a change in the fiscal year end from October 31, to December 31. The change became effective at the end of the two months ended December 31, 2011. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to November 1, 2011, ended on October 31, and beginning with December 31, 2011, ends on December 31, of each year.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

The Company's consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan, including research and development.

Wired Associates Solutions, Inc

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of options granted as compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company's consolidated operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 3 regarding going concern matters.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2011 and October 31, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2011 and October 31, 2011, no cash balances exceeded the federally insured limit.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short term financial instruments, approximates fair value due to the relatively short period to maturity for these instruments.

Research and Development

Research and development is expensed as incurred. There was no such expense for the period February 14, 2003 (inception) to December 31, 2011.

Wired Associates Solutions, Inc

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. During December 2011 the Company accrued a liability relating to 422,500 shares of common stock to be issued to attorneys and consultants, for services rendered, at a fair value of $6,257 ($0.015/share), based upon a third party valuation of the Company.

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

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company currently is in the development stage and has only generated $11,830 in revenue since its inception.

Advertising

The Company expenses advertising when incurred. There has been no advertising since inception.

Basic Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Wired Associates Solutions, Inc

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $84,984 and $21,195, respectively, for the two months ended December 31, 2011 and an accumulated net loss during the development stage totaling $202,884. The Company currently is in the development stage and has only generated $11,830 in revenue since its inception.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Acquisition

On December 22, 2011, Wired Associates Solutions, Inc. (Wired) and Park Investment Holdings, LLC, (Park) the majority stockholder of Wired, entered into an Agreement and Plan of Exchange (the “Share Exchange Agreement”) with SnapTagz, LLC (“Snap”), the majority unit holder of Snap, and certain equity holders of Snap; setting forth the acquisition of Snap assets and assumption of liabilities.

Wired Associates Solutions, Inc

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Pursuant to the terms of the Share Exchange Agreement, Wired agreed to issue an aggregate of 59,520 shares of Wired's common stock to the Snap unit holders in exchange for all of the issued and outstanding units of Snap.

Snap founder and majority unitholder, became a majority beneficial owner of Wired on November 1, 2011. The Company determined that the transaction represented a transaction between entities under common control and, accordingly, assets and liabilities acquired were recorded at their carrying amounts and no goodwill or other intangible was recorded. The acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Snap were included in the consolidated financial statements as if the transaction had occurred retroactively to November 1, 2011.

Based on carrying value at November 01, 2011, the following sets forth the components of the assets acquired and liabilities assumed:

Assets acquired
Cash	$16,761
Prepaid expenses	$10,000
Liabilities assumed
Accounts payable	$(27,030)
Other liabilities	$(15,475)

Note 5 Related Party Transactions

As of December 31, 2011 the Company was indebted to a related party in the amount of $20,975. During the two months ended December 31, 2011, this related party advanced the Company $5,500 to pay outstanding invoices for professional services provided to the Company. The loan is unsecured and is due on demand.

During previous periods, a Company director loaned the Company monies to pay outstanding invoices. On December 23, 2011 the total outstanding loan payable to the director in the amount of $37,049 was forgiven and accounted for as contributed capital.

Wired Associates Solutions, Inc

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Note 6 Income Taxes

	As of December 31,	As of October 31,
	2011	2011
Deferred tax assets:
Net operating tax carry forwards	$202,884	$117,900
Tax rate	34%	34%
Gross deferred tax assets	68,981	40,086
Valuation allowance	(68,981)	(40,086)

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2011, the Company has net operating loss carry forwards of approximately $202,884. Net operating loss carry forwards expire twenty years from the date the loss was incurred.

Note 7 Stockholders’ Equity

Stock Transactions

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

Wired Associates Solutions, Inc

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

On January 31, 2008 the Company completed its SB-2 offering and issued a total of 100,000 shares of common stock to seven unrelated investors for cash in the amount of $0.20 per share for a total of $20,000.

On December 22, 2011 the Company issued a total of 59,520 shares of common stock in conjunction with an asset acquisition (See “Note 4”).

Stock to be issued

During December 2011 the Company accrued a liability relating to 110,000 shares of common stock to be issued to attorneys, for services rendered, at a fair value of $1,629 ($0.015/share), based upon a third party valuation of the Company.

During December 2011 the Company accrued a liability relating to 312,500 shares of common stock to be issued to a consultant, for services rendered, at a fair value of $4,628 ($0.015/share), based upon a third party valuation of the Company.

Note 8 Commitments and Contingencies

Litigations, Claims and Assessments

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Assignment and Assumption Agreements

On May 18, 2011, the Company entered into an Assignment and Assumption Agreement with a member and a third party. The member assigns the exclusive right to a patent to the company. In exchange, the Company assumes the obligation to pay a 3% royalty on all net profits realized from the monetization of the patent, not to exceed $310,000. The royalty payments are payable quarterly. In addition, the Company was required to pay a $10,000 royalty prepaid upon execution of the Assignment and Assumption Agreement.

In addition, on May 18, 2011, the Company entered into a second Assignment and Assumption Agreement with a member and a third party. The member assigns the exclusive right to a patent to the company. In exchange, the Company assumes the obligation to pay a 3% royalty on all net profits realized from the monetization of the patent within the United States of America and territories controlled by the United States of America. The royalty payments are payable quarterly. The Company is required to pay a minimum royalty of $3,000 for all quarters ended during the 2011 calendar year, $4,000 for all quarters ended during the 2012 calendar year, and $5,000 per quarter thereafter.

Wired Associates Solutions, Inc

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Note 9 Subsequent Events

Convertible Note

On January 23, 2012, Wired Associates Solutions, Inc. (the “Company”) issued a senior secured convertible promissory note in the principal amount of $102,259 (the “Note”) in favor of Omega Global Enterprises, LLC, a Delaware limited liability company (“Omega”). The Note is due on demand and bears interest at a rate of twelve percent (12%) per annum. The Note is convertible into shares of the Company’s common stock at a price equal to the average of the immediately preceding three volume weighted average prices prior to receipt by the Company of a notice of conversion delivered by the holder. The Note may be prepaid in whole or in part at the Company’s option without penalty. Further, the Note grants to Omega a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired.

License and Distribution Agreement

On February 17, 2012, Wired Associates Solutions, Inc. a Nevada corporation (the “Licensor”), entered into a definitive product license and distribution agreement (the “Agreement”) by and between the Licensor and Crescent Moon Holdings, LLC., a South Carolina limited liability company that focuses on toy development and distribution (the “Licensee”). Upon execution of the Agreement the Company ceased being a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Pursuant to the terms of the Agreement, for a one year period the Licensee will market, sell and distribute the Licensor’s consumer product, SnapTagz, for the benefit of the Licensor (the “Product Line”). As consideration for entering into the Agreement, Licensee agrees to pay the Licensor 6% of the gross sales of any items of the Product Line which are marketed, sold and distributed by the Licensee (the “Royalties”). Licensee will make payment to Licensor within thirty days after the end of each calendar quarter. Additionally, during the one year period commencing on February 17, 2012, Licensee shall pay to Licensor the minimum sum of $10,000, said amount being payable on the one year anniversary thereof and shall be creditable towards Royalties due to Licensor.

