Form 10-Q
period 2012-03-31
WIRED ASSOCIATES SOLUTIONS INC
filed 2012-05-15
CIK 1245841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53161

WIRED ASSOCIATES SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1458557
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1559 East 38th Street

Brooklyn, New York 11234

(Address of principal executive offices)

(855) 639-9453

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2012, there were 26,123,760 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WIRED ASSOCIATES SOLUTIONS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

FEBRUARY 14, 2003 (INCEPTION) TO MARCH 31, 2012

3

CONTENTS

Page(s)

Wired Associates Solutions, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)

Assets

Current Assets
Cash	$29,544	$1,066
Inventory	299	-
Prepaid expenses	10,000	10,000
Loans receivable - related parties	30,525	-
Total Current Assets	70,368	11,066

Total Assets	$70,368	$11,066

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$93,658	$93,913
Liability to be settled in stock	7,960	6,257
Loans payable - related parties	-	20,975
Convertible notes payable -related party	152,259	-
Total Current Liabilities	253,877	121,145

Total Liabilities	253,877	121,145

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 26,123,760 and 26,123,760 shares issued and outstanding, respectively	26,124	26,124
Additional paid in capital	66,681	66,681
Deficit accumulated during the development stage	(276,314)	(202,884)
Total Stockholders' Deficit	(183,509)	(110,079)

Total Liabilities and Stockholders' Deficit	$70,368	$11,066

See accompanying notes to financial statements

Wired Associates Solutions, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

			February 14, 2003
			(inception)
			through
	Three Months Ended March 31,		March 31,
	2012	2011	2012

Sales	$2	$-	$11,414

Cost of sales	1	-	1

Gross Profit	1	-	11,413

General and administrative expenses	70,511	5,450	284,807

Loss from operations	(70,510)	(5,450)	(273,394)

Other (income) expense:
Interest expense - other	2,920	-	2,920

Total other (income) expense	2,920	-	2,920

Net loss	$(73,430)	$(5,450)	$(276,314)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	26,123,760	25,350,000

See accompanying notes to financial statements

Wired Associates Solutions, Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Period from February 14, 2003 (Inception) to March 31, 2012

(unaudited)

				Deficit Accumulated
	Common Stock		Additional	during the Development	Stockholders'
	Shares	Amount	Paid-In Capital	Stage	Equity (Deficit)

Balance, February 14, 2003	-	$-	$-	$-	$-

Stock issued for cash February, 2003 @ $0.0025 per share	13,000,000	13,000	(10,500)		2,500

Stock issued for cash June, 2003 @ $0.05 per share	9,100,000	9,100	25,900		35,000
Less share issue costs			(1,000)		(1,000)

Net loss, October 31, 2003				(4,597)	(4,597)

Balance, October 31, 2003	22,100,000	22,100	14,400	(4,597)	31,903

Net loss, October 31, 2004				(22,399)	(22,399)

Balance, October 31, 2004	22,100,000	22,100	14,400	(26,996)	9,504

Net loss, October 31, 2005				(16,897)	(16,897)

Balance, October 31, 2005	22,100,000	22,100	14,400	(43,893)	(7,393)

Net loss, October 31, 2006				(9,171)	(9,171)

Balance, October 31, 2006	22,100,000	22,100	14,400	(53,064)	(16,564)

Stock issued for cash March and June, 2007 @ $0.10 per share	1,950,000	1,950	13,050		15,000

Net loss, October 31, 2007				(10,869)	(10,869)

Balance, October 31, 2007	24,050,000	24,050	27,450	(63,933)	(12,433)

Stock issued for cash January, 2008 @ $0.10 per share	1,300,000	1,300	18,700		20,000

Net loss, October 31, 2008				(25,895)	(25,895)

Balance, October 31, 2008	25,350,000	25,350	46,150	(89,828)	(18,328)

Net loss, October 31, 2009				(6,592)	(6,592)

Balance, October 31, 2009	25,350,000	25,350	46,150	(96,420)	(24,920)

Net loss, October 31, 2010				(9,651)	(9,651)

Balance, October 31, 2010	25,350,000	25,350	46,150	(106,071)	(34,571)

Net loss, October 31, 2011				(11,830)	(11,830)

Balance, October 31, 2011	25,350,000	25,350	46,150	(117,900)	(46,400)

Stock issued in asset acquisition	773,760	774	(16,518)		(15,744)

Related party loan forgiven			37,049		37,049

Net loss, December 31, 2011				(84,984)	(84,984)

Balance, December 31, 2011	26,123,760	26,124	66,681	(202,884)	(110,079)

Net loss, three months ended March 31, 2012				(73,430)	(73,430)

Balance, March 31, 2012	26,123,760	$26,124	$66,681	$(276,314)	$(183,509)

See accompanying notes to financial statements

Wired Associates Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

			February 14, 2003
			(inception)
			through
	Three Months Ended March 31,		March 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(73,430)	$(5,450)	$(276,314)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(299)		(299)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,448	1,460	74,589
Net Cash Used In Operating Activities	(72,281)	(3,990)	(202,024)

Cash Flows From Investing Activities:
Cash acquired through acquisition of SnapTagz, LLC	-	-	16,761
Net Cash Provided by Investing Activities	-	-	16,761

Cash Flows From Financing Activities:
Proceeds from related party loans	759	3,990	43,307
Proceeds from convertible notes - related party	146,759	-	146,759
Repayment of related party loans	(46,759)		(46,759)
Issuance of common stock	-	-	71,500
Net Cash Provided By Financing Activities	100,759	3,990	214,807

Net change in cash	28,478	-	29,544

Cash at beginning of period	1,066	-	-

Cash at end of period	$29,544	$-	$29,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Related party loan payable converted into related party convertible note	$5,500	$-	$5,500
Related party loan forgiven	$-	$-	$37,049
Assets acquired and liabilities assumed through share exchange as follows:
Prepaid expenses	$-	$-	$10,000
Accounts payable and accrued expenses	$-	$-	$27,030
Other liabilities	$-	$-	$15,475
Common stock	$-	$-	$774
Additional paid in capital	$-	$-	$33,279

See accompanying notes to financial statements

Wired Associates Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

Note 1 Nature of Operations

Business

Wired Associates Solutions, Inc. (the “Company”) (a development stage company) was incorporated under the laws of the State of Nevada on February 14, 2003. The Company was originally formed as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based.

In December 2011, the Company ceased to engage in the multimedia and marketing industry and acquired the business of SnapTagz, LLC to engage in the production, distribution and marketing of fabric accessories.

Name Change

On May 1, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to Wild Craze, Inc.

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

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-KT for the two months ended December 31, 2011 and years ended October 31, 2011 and 2010. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KT, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the two months ended December 31, 2011 and years ended October 31, 2011 and 2010.

Wired Associates Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

The Company's condensed consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan, including research and development.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company's condensed consolidated operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 3 regarding going concern matters.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at March 31, 2012 and December 31, 2011.

Wired Associates Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2012 and December 31, 2011, no cash balances exceeded the federally insured limit.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Wired Associates Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s convertible note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Research and Development

Research and development is expensed as incurred. There was no such expense for the period February 14, 2003 (inception) to March 31, 2012.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. During the three months ended March 31, 2012 the Company accrued a liability relating to 115,000 shares of common stock to be issued to attorneys and consultants, for services rendered, at a fair value of $1,703 ($0.015/share), based upon a third party valuation of the Company.

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

Wired Associates Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

Revenue

The Company records revenue when the product has shipped and title has passed to the buyer which occurs when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company currently is in the development stage and has only generated $11,414 in revenue since its inception.

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

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $73,460 and $72,281, respectively, for the three months ended March 31, 2012 and an accumulated net loss during the development stage totaling $276,314. The Company currently is in the development stage and has only generated $11,414 in revenue since its inception.

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

Wired Associates Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

Note 4 Convertible Note Payable-Related Party

On January 23, 2012, the Company issued a senior secured convertible promissory note in the principal amount of $102,259 (the “Note”) in favor of Omega Global Enterprises, LLC, a Delaware limited liability company (“Omega”). The Note is due on demand and bears interest at a rate of twelve percent (12%) per annum. The Note is convertible into shares of the Company’s common stock at a price equal to the average of the immediately preceding three volume weighted average prices prior to receipt by the Company of a notice of conversion delivered by the holder. The Note may be prepaid in whole or in part at the Company’s option without penalty. Further, the Note grants to Omega a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired.

On February 24, 2012, Omega advanced the Company $50,000 and on March 2, 2012 the note was amended and the note principal was increased to $152,259.

As of March 31, 2012, accrued and unpaid interest under the Note was $2,920.

Related Party convertible notes payable consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Convertible note payable, originally entered into on January 23, 2012, due on demand, with interest at 12% per annum with interest due on the demand date. Note was amended on March 02, 2012 due to a principal increase.	$152,259	$-

	$152,259	$-

The Company recorded $2,920 interest expense on the convertible note for the three months ended March 31, 2012.

Wired Associates Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

Note 5 Related Party Transactions

As of March 31, 2012 the Company was owed $30,525 by a related entity. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The loan is unsecured and is due on demand. On May 3, 2012 this related party loan receivable was paid in full.

Note 6 Stockholders’ Equity

On January 9, 2012, the Board of Directors of the Company authorized a 13 for 1 forward stock split of the Company’s issued and outstanding shares of Common Stock, an increase in the number of authorized shares of capital stock from 50,000,000 shares to 500,000,000 shares of capital stock and an amendment to the articles of incorporation to authorize the creation of 50,000,000 shares of “Blank Check” preferred stock.

The stockholders’ equity section has been retrospectively restated to reflect the 13 for 1 forward stock split.

Stock Transactions

On February 14, 2003 the Company issued a total of 13,000,000 shares of common stock to two directors for cash in the amount of $0.0025 per share for a total of $2,500.

During June 2003 the Company completed its Regulation “D” Rule 504 offering and issued a total of 9,100,000 shares of common stock to twenty five unrelated investors for cash in the amount of $0.05 per share for a total of $35,000.

On March 23, 2007 the Company issued a total of 1,300,000 shares of common stock to a director for cash in the amount of $0.10 per share for a total of $10,000.

On June 15, 2007 the Company issued a total of 650,000 shares of common stock to a director for cash in the amount of $0.10 per share for a total of $5,000.

On January 31, 2008 the Company completed its SB-2 offering and issued a total of 1,300,000 shares of common stock to seven unrelated investors for cash in the amount of $0.20 per share for a total of $20,000.

On December 22, 2011 the Company issued a total of 773,760 shares of common stock in conjunction with an asset acquisition.

Wired Associates Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

During January 2012 the Company accrued a liability relating to 90,000 shares of common stock to be issued to attorneys, for services rendered, at a fair value of $1,333 ($0.015/share), based upon a third party valuation of the Company.

During March 2012 the Company accrued a liability relating to 25,000 shares of common stock to be issued to a consultant, for services rendered, at a fair value of $370 ($0.015/share), based upon a third party valuation of the Company.

Note 7 Commitments and Contingencies

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

Wired Associates Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

Note 8 Subsequent Events

On May 3, 2012 a related party loan receivable in the amount of $ 30,525 was paid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Wired Associates Solutions, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Transitional Report on Form 10-KT for the fiscal year ended December 31, 2011, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Our Business and Plan of Operation

We design, develop and manufacture fashion accessory and fashion accessory platforms that attach to clothing and fit flush to a wide range of fabric. The Snaptagz platform can be decorated or it can serve as a mount for other decorated parts like toys and jewelry. This platform enables the Company to work with all sorts of designs in entertainment, sports, and music by marketing to various demographics. We plan to bring our products to the market directly as well as by continuing to secure additional strategic licenses with suppliers in the toy and fashion accessory market.

On May 1, 2012, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to effectuate the following corporate actions: (i) name change of the Company from “Wired Associates Solutions, Inc.” to “Wild Craze, Inc.” (the “Name Change”), (ii) increase in the number of authorized shares of capital stock from fifty million (50,000,000) shares to five hundred million (500,000,000) shares of capital stock, and (iii) creation of Fifty Million (50,000,000) shares of “Blank Check” preferred stock.

On May 14, 2012, the Financial Industry Regulatory Authority approved our Issuer Company-Related Action Notification Form to effectuate our (i) 13 for 1 forward stock split, (ii) Name Change, and (iii) symbol change.

For more information with respect to the foregoing corporate actions see our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 28, 2012 and our Certificate of Amendment to our Articles of Incorporation filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Results of Operations

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,		February 14, 2003 (inception) through March 31,
	2012	2011	2012
Net sales	$2	$-	$11,414
Gross profit	$1	$-	$11,413
General and administrative expenses	$70,511	$5,450	$284,807
Loss from operations	$(70,510)	$(5,450)	$(273,394)
Other income (expense)	$(2,920)	$-	$(2,920)
Net loss	$(73,430)	$(5,450)	$(276,314)
Loss per common share – basic and diluted	$(0.00)	$(0.00)	$-

The Company was originally formed as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based. The Company generated $11,412 in revenue since inception under this business model.

During the three months ended March 31, 2011 the Company generated $0 in revenue under this business model and incurred professional fees of $5,450.

Change in Business Model

During December 2011 we ceased to engage in the multimedia and marketing industry and acquired the business of SnapTagz, LLC to engage in the production, distribution and marketing of fabric accessories. We generated $2 in revenue under this new business model and incurred $70,511 in general and administrative expenses for the three months ended March 31, 2012.

Revenue

At this time, we are domestically and internationally marketing our new product line and have only generated $2 in revenue to date under our new business model.

Gross Profit

We are currently in a development stage and have not begun our revenue generation strategy. As such, we have only recognized $1 of profit to date under our new business model.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 consisted primarily of legal and professional fees in the amount of $64,200 and minimum royalty payments of $4,000.

Loss from Operations

Loss from operations for the three months ended March 31, 2012 was $(70,510). The loss was primarily attributable to the general and administrative expenses as detailed above.

Other Income (Expense)

Other expense for the three months ended March 31, 2012 was $(2,920). Other expense was attributable to interest expense on convertible notes issued during the period.

Net Loss

Net Loss from operations for the three months ended March 31, 2012 was $(73,430). The net loss was primarily attributable to the general and administrative expenses and other expenses as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Current Assets	$70,368	$11,066
Current Liabilities	$253,877	$121,145
Working Capital Deficit	$(183,509)	$(110,079)

At March 31, 2012 we had a working capital deficit of $(183,509), as compared to a working capital deficit of $(110,079), at December 31, 2011, an increase of $73,430. The increase is primarily related to an increase in related party loans in order to fund operating activities.

The Company expects its current resources to be insufficient for a period of approximately 12 months unless additional financing is received. Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was $(72,281) and $(3,990), respectively. The net loss for the three months ended March 31, 2012 and 2011 was $(72,281) and $(5,450), respectively. Cash used in operating activities for the three months ended March 31, 2012 and 2011 was primarily for legal and professional fees.

Net cash obtained through all financing activities for the three months ended March 31, 2012 and 2011, was $100,759 and 3,990, respectively. Cash obtained through financing activities for the three months ended March 31, 2012 and 2011 consisted of net proceeds from related party loans to the company.

On the Company’s Transitional Report on Form 10-KT, filed on March 30, 2012, our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Transitional Report on Form 10-KT for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to Articles of Incorporation of Wired Associates Solutions, Inc. filed with the State of Nevada on May 1, 2012*

10.1	Form of Licensing Agreement dated February 17, 2012, by and between Wired Associates Solutions, Inc. and Crescent Moon Holdings, LLC incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2012.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRED ASSOCIATES SOLUTIONS, INC.

Date: May 15, 2012	By:	/s/ Justin Jarman
Name: Justin Jarman
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

