Form 10-Q
period 2012-06-30
Wild Craze, Inc.
filed 2012-08-14
CIK 1245841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53161

WILD CRAZE, INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1458557
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1559 East 38TH Street

Brooklyn, New York 11234

(Address of principal executive offices)

(855) 639-9453

(Registrant’s telephone number, including area code)

WIRED ASSOCIATES SOLUTIONS, INC.

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 10, 2012, there were 26,123,760 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WILD CRAZE, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

FEBRUARY 14, 2003 (INCEPTION) TO JUNE 30, 2012

CONTENTS

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	5

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 and for the Period February 14, 2003 (Inception) to June 30, 2012	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period February 14, 2003 (Inception) to June 30, 2012	7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and for the Period February 14, 2003 (Inception) to June 30, 2012	8

Notes to Condensed Consolidated Financial Statements	9-18

Wild Craze, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)

Assets

Current Assets
Cash	$1,021	$1,066
Inventory	299	-
Prepaid expenses	10,000	10,000
Total Current Assets	11,320	11,066

Total Assets	$11,320	$11,066

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$131,371	$93,913
Liability to be settled in stock	8,010	6,257
Loans payable - related parties	2,500	20,975
Convertible notes payable -related party	152,259	-
Total Current Liabilities	294,140	121,145

Total Liabilities	294,140	121,145

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 26,123,760 and 26,123,760 shares issued and outstanding, respectively	26,124	26,124
Additional paid in capital	66,681	66,681
Deficit accumulated during the development stage	(375,625)	(202,884)
Total Stockholders' Deficit	(282,820)	(110,079)

Total Liabilities and Stockholders' Deficit	$11,320	$11,066

See accompanying notes to financial statements

Wild Craze, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

					February 14, 2003
					(inception)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2012	2011	2012	2011	2012

Sales	$-	$-	$2	$-	$11,414

Cost of sales	-	-	1		1

Gross Profit	-	-	1	-	11,413

General and administrative expenses	94,768	1,820	165,279	7,270	379,575

Loss from operations	(94,768)	(1,820)	(165,278)	(7,270)	(368,162)

Other (income) expense:
Interest expense - other	4,543	-	7,463	-	7,463

Total other (income) expense	4,543	-	7,463	-	7,463

Net loss	$(99,311)	$(1,820)	$(172,741)	$(7,270)	$(375,625)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstandingduring the period - basic and diluted	26,123,760	25,350,000	26,123,760	25,350,000

See accompanying notes to financial statements

Wild Craze, Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Period from February 14, 2003 (Inception) to June 30, 2012

(unaudited)

				Deficit Accumulated
	Common Stock			during the
	Shares	Amount	Additional Paid-In Capital	Development Stage	Stockholders' Equity (Deficit)

Balance, February 14, 2003	-	$-	$-	$-	$-

Stock issued for cash February, 2003 @ $0.0025 per share	13,000,000	13,000	(10,500)		2,500

Stock issued for cash June, 2003 @ $0.05 per share	9,100,000	9,100	25,900		35,000
Less share issue costs			(1,000)		(1,000)

Net loss, October 31, 2003				(4,597)	(4,597)

Balance, October 31, 2003	22,100,000	22,100	14,400	(4,597)	31,903

Net loss, October 31, 2004				(22,399)	(22,399)

Balance, October 31, 2004	22,100,000	22,100	14,400	(26,996)	9,504

Net loss, October 31, 2005				(16,897)	(16,897)

Balance, October 31, 2005	22,100,000	22,100	14,400	(43,893)	(7,393)

Net loss, October 31, 2006				(9,171)	(9,171)

Balance, October 31, 2006	22,100,000	22,100	14,400	(53,064)	(16,564)

Stock issued for cash March and June, 2007 @ $0.10 per share	1,950,000	1,950	13,050		15,000

Net loss, October 31, 2007				(10,869)	(10,869)

Balance, October 31, 2007	24,050,000	24,050	27,450	(63,933)	(12,433)

Stock issued for cash January, 2008 @ $0.10 per share	1,300,000	1,300	18,700		20,000

Net loss, October 31, 2008				(25,895)	(25,895)

Balance, October 31, 2008	25,350,000	25,350	46,150	(89,828)	(18,328)

Net loss, October 31, 2009				(6,592)	(6,592)

Balance, October 31, 2009	25,350,000	25,350	46,150	(96,420)	(24,920)

Net loss, October 31, 2010				(9,651)	(9,651)

Balance, October 31, 2010	25,350,000	25,350	46,150	(106,071)	(34,571)

Net loss, October 31, 2011				(11,830)	(11,830)

Balance, October 31, 2011	25,350,000	25,350	46,150	(117,900)	(46,400)

Stock issued in asset acquisition	773,760	774	(16,518)		(15,744)

Related party loan forgiven			37,049		37,049

Net loss, December 31, 2011				(84,984)	(84,984)

Balance, December 31, 2011	26,123,760	26,124	66,681	(202,884)	(110,079)

Net loss, six months ended June 30, 2012				(172,741)	(172,741)

Balance, June 30, 2012	26,123,760	$26,124	$66,681	$(375,625)	$(282,820)

See accompanying notes to financial statements

Wild Craze, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

			February 14, 2003
			(inception)
			through
	Six Months Ended June 30,		June 30,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(172,741)	$(7,270)	$(375,625)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(299)		(299)
Increase (decrease) in:
Accounts payable and accrued liabilities	39,211	3,280	112,352
Net Cash Used In Operating Activities	(133,829)	(3,990)	(263,572)

Cash Flows From Investing Activities:
Related party loans repaid	30,525	-	30,525
Cash acquired through acquisition of SnapTagz, LLC	-	-	16,761
Net Cash Provided by Investing Activities	30,525	-	47,286

Cash Flows From Financing Activities:
Proceeds from related party loans	3,259	3,990	45,807
Proceeds from convertible notes - related party	146,759	-	146,759
Repayment of related party loans	(46,759)		(46,759)
Issuance of common stock	-	-	71,500
Net Cash Provided By Financing Activities	103,259	3,990	217,307

Net change in cash	(45)	-	1,021

Cash at beginning of period	1,066	-	-

Cash at end of period	$1,021	$-	$1,021

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Related party loan payable converted into related party convertible note	$5,500	$-	$5,500
Related party loan forgiven	$-	$-	$37,049
Assets acquired and liabilities assumed through share exchange as follows:
Prepaid expenses	$-	$-	$10,000
Accounts payable and accrued expenses	$-	$-	$27,030
Other liabilities	$-	$-	$15,475
Common stock	$-	$-	$774
Additional paid in capital	$-	$-	$33,279

See accompanying notes to financial statements

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

Note 1 Nature of Operations

Business

Wild Craze, Inc. (formerly known as Wired Associates Solutions, Inc.) (the “Company”) (a development stage company) was incorporated under the laws of the State of Nevada on February 14, 2003. The Company was originally formed as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based.

In December 2011, the Company ceased to engage in the multimedia and marketing industry and acquired the business of SnapTagz, LLC to engage in the production, distribution and marketing of fabric accessories.

Name Change

On May 1, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to Wild Craze, Inc.

Change in Fiscal Year End

On March 13, 2012, the Board of Directors of the Company approved a change in the fiscal year end from October 31, to December 31. The change became effective at the end of the two months ended December 31, 2011. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to November 1, 2011, ended on October 31, and beginning with December 31, 2011, ends on December 31, of each year.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Transitional Report on Form 10-KT for the two months ended December 31, 2011 and years ended October 31, 2011 and 2010. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Transitional Report on Form 10-KT, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the two months ended December 31, 2011 and years ended October 31, 2011 and 2010.

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2012 and December 31, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2012 and December 31, 2011, no cash balances exceeded the federally insured limit.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Fair Value of Financial Instruments

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

The Company’s convertible note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012.

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

Research and Development

Research and development is expensed as incurred. There was no such expense for the period February 14, 2003 (inception) to June 30, 2012.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. During the six months ended June 30, 2012, the Company accrued a liability relating to 140,000 shares of common stock to be issued to attorneys and consultants, for services rendered, at a fair value of $1,994 ($0.014/share), based upon a third party valuation of the Company.

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $172,741 and $133,829, respectively, for the six months ended June 30, 2012 and an accumulated net loss during the development stage totaling $375,625. The Company currently is in the development stage and has only generated $11,414 in revenue since its inception.

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

On February 24, 2012, Omega advanced the Company $50,000 and on March 2, 2012, the Note was amended and the principal was increased to $152,259.

As of June 30, 2012, accrued and unpaid interest under the Note was $7,463.

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

Related party convertible notes payable consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Convertible note payable, originally entered into on January 23, 2012, due on demand, with interest at 12% per annum with interest due on the demand date. Note was amended on March 02, 2012 to increase the principal.	$152,259	$-

	$152,259	$-

The Company recorded $4,543 and $7,463 interest expense on the Note for the three and six months ended June 30, 2012.

Note 5 Related Party Transactions

As of March 31, 2012, the Company was owed $30,525 by a related entity. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The loan is unsecured and is due on demand. On May 3, 2012, this related party loan receivable was paid in full.

As of June 30, 2012, the Company owed $2,500 to a related entity relating to monies advanced to the Company to fund operating expenses. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The loan is unsecured and is due on demand.

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

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

Stock Transactions

On February 14, 2003, the Company issued a total of 13,000,000 shares of common stock to two directors for cash in the amount of $0.0025 per share for a total of $2,500.

During June 2003 the Company completed its Regulation “D” Rule 504 offering and issued a total of 9,100,000 shares of common stock to twenty five unrelated investors for cash in the amount of $0.05 per share for a total of $35,000.

On March 23, 2007, the Company issued a total of 1,300,000 shares of common stock to a director for cash in the amount of $0.10 per share for a total of $10,000.

On June 15, 2007, the Company issued a total of 650,000 shares of common stock to a director for cash in the amount of $0.10 per share for a total of $5,000.

On January 31, 2008, the Company completed its SB-2 offering and issued a total of 1,300,000 shares of common stock to seven unrelated investors for cash in the amount of $0.20 per share for a total of $20,000.

On December 22, 2011, the Company issued a total of 773,760 shares of common stock in conjunction with an asset acquisition.

Stock to be issued

During December 2011 the Company accrued a liability relating to 110,000 shares of common stock to be issued to attorneys, for services rendered, at a fair value of $1,566 ($0.014/share), based upon a third party valuation of the Company.

During December 2011 the Company accrued a liability relating to 312,500 shares of common stock to be issued to a consultant, for services rendered, at a fair value of $4,450 ($0.014/share), based upon a third party valuation of the Company.

During January 2012 the Company accrued a liability relating to 90,000 shares of common stock to be issued to attorneys, for services rendered, at a fair value of $1,282 ($0.014/share), based upon a third party valuation of the Company.

During March 2012 the Company accrued a liability relating to 25,000 shares of common stock to be issued to a consultant, for services rendered, at a fair value of $356 ($0.014/share), based upon a third party valuation of the Company.

During June 2012 the Company accrued a liability relating to 25,000 shares of common stock to be issued to a consultant, for services rendered, at a fair value of $356 ($0.014/share), based upon a third party valuation of the Company.

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

Consulting Agreement

On May 13, 2012, the Company entered into a one year consulting agreement with Sandra R. Danon to provide product development services, guidance on manufacturing logistics, and sales development. The Company will compensate Ms. Danon a base consulting fee of $5,000 per month relating to this agreement. After the second month, Ms. Danon's fee shall be increased periodically based on incoming revenues due to her performance. In addition, the Company will issue 150,000 shares of restricted common stock with 50,000 shares vesting immediately and the remaining shares shall vest quarterly over the initial term of the agreement.

Wild Craze, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

Note 8 Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the condensed consolidated financial statements were issued. The management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Wild Craze, Inc., formerly known as Wired Associates Solutions, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Transitional Report on Form 10-KT for the fiscal year ended December 31, 2011, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		February 14, 2003 (inception) through June 30,
	2012	2011	2012	2011	2012
Net sales	$-	$-	$2	$-	$11,414
Gross profit	$-	$-	$1	$-	$11,413
General and administrative expenses	$94,768	$1,820	$165,279	$7,270	$379,575
Loss from operations	$(94,768)	$(1,820)	$(165,278)	$(7,270)	$(368,162)
Other income (expense)	$(4,543)	$-	$(7,463)	$-	$(7,463)
Net loss	$(99,311)	$(1,820)	$(172,741)	$(7,270)	$(375,625)
Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$-

For the Three Months Ended June 30, 2012 and 2011

The Company was originally formed as a multimedia/marketing company that specialized in the design and creation of effective marketing products and services, primarily internet based. The Company generated $11,412 in revenue since inception under this business model.

During the three months ended June 30, 2011, the Company generated $0 in revenue under this business model and incurred professional fees of $1,820.

Change in Business Model

During December 2011 we ceased to engage in the multimedia and marketing industry and acquired the business of SnapTagz, LLC to engage in the production, distribution and marketing of fabric accessories. We generated $0 in revenue under this new business model and incurred $94,768 in general and administrative expenses for the three months ended June 30, 2012.

Revenue

At this time, we are domestically and internationally marketing our new product line and have only generated $2.00 in revenue to date under our new business model.

Gross Profit

We are currently in a development stage and have not begun our revenue generation strategy. As such, we have only recognized $1.00 of profit to date under our new business model.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 consisted primarily of legal and professional fees in the amount of $63,700, travel related expenses of $24,900 and minimum royalty payments of $4,000.

Loss from Operations

Loss from operations for the three months ended June 30, 2012 was $(94,768). The loss was primarily attributable to the general and administrative expenses as detailed above.

Other Income (Expense)

Other expense for the three months ended June 30, 2012 was $(4,543). Other expense was attributable to interest expense on convertible notes issued during the prior period.

Net Loss

Net Loss from operations for the three months ended June 30, 2012 was $(99,311). The net loss was primarily attributable to the general and administrative expenses and other expenses as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the Six Months Ended June 30, 2012 and 2011

The Company was originally formed as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based. The Company generated $11,412 in revenue since inception under this business model.

During the six months ended June 30, 2011, the Company generated $0 in revenue under this business model and incurred professional fees of $7,270.

Change in Business Model

During December 2011 we ceased to engage in the multimedia and marketing industry and acquired the business of SnapTagz, LLC to engage in the production, distribution and marketing of fabric accessories. We generated $2 in revenue under this new business model and incurred $165,279 in general and administrative expenses for the six months ended June 30, 2012.

Revenue

At this time, we are domestically and internationally marketing our new product line and have only generated $2 in revenue to date under our new business model.

Gross Profit

We are currently in a development stage and have not begun our revenue generation strategy. As such, we have only recognized $1 of profit to date under our new business model.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 consisted primarily of legal and professional fees in the amount of $124,200, travel related expenses of $26,300 and minimum royalty payments of $8,000.

Loss from Operations

Loss from operations for the six months ended June 30, 2012 was $(165,278). The loss was primarily attributable to the general and administrative expenses as detailed above.

Other Income (Expense)

Other expense for the six months ended June 30, 2012 was $(7,463). Other expense was attributable to interest expense on convertible notes issued during the period.

Net Loss

Net Loss from operations for the six months ended June 30, 2012 was $(172,741). The net loss was primarily attributable to the general and administrative expenses and other expenses as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Current Assets	$11,320	$11,066
Current Liabilities	$294,140	$121,145
Working Capital Deficit	$(282,820)	$(110,079)

At June 30, 2012, we had a working capital deficit of $(282,820), as compared to a working capital deficit of $(110,079), at December 31, 2011, an increase of $172,741. The increase is primarily related to an increase in related party loans in order to fund operating activities and an increase in accrued legal and professional fees.

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

For the Six Months Ended June 30, 2012 and 2011

Net cash used in operating activities for the six months ended June 30, 2012 and 2011, was $(133,829) and $(3,990), respectively. The net loss for the six months ended June 30, 2012 and 2011, was $(172,741) and $(7,270), respectively. Cash used in operating activities for the six months ended June 30, 2012 and 2011 was primarily for legal and professional fees and travel related expenses.

Net cash obtained through all investing activities for the six months ended June 30, 2012 and 2011, was $30,525 and $0, respectively. Cash obtained through investing activities for the six months ended June 30, 2012 consisted of repayments of related party loans from the Company.

Net cash obtained through all financing activities for the six months ended June 30, 2012 and 2011, was $103,259 and $3,990, respectively. Cash obtained through financing activities for the six months ended June 30, 2012 and 2011 consisted of net proceeds from related party loans to the Company.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Transitional Report on Form 10-KT for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL INSTANCE DOCUMENT**

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* Filed herewith

** To be provided by amendment

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILD CRAZE, INC.

Date: August 14, 2012	By:	/s/ Justin Jarman
Name: Justin Jarman
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

