Form 10-K
period 2012-12-31
Wild Craze, Inc.
filed 2013-04-16
CIK 1245841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

WILD CRAZE, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53161	37-1458557
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification
incorporation or organization)		Number)

17 State St., 22nd Floor

New York, NY 10004

(Address of Principal Executive Offices)

1559 East 38th Street

Brooklyn, New York 11234

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012 cannot be determined as a trading market was not established until February 6, 2013. As of March 13, 2013, the registrant had 32,257,260 shares of its common stock, par value $0.001, outstanding.

WILD CRAZE, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes in our business and growth strategy;

●	changes or developments in laws, regulations or taxes in the entertainment industry;

●	actions taken or not taken by third-parties, including our contractors and competitors;

●	the availability of additional capital; and

●	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Wild Craze, Inc.

ITEM 1. BUSINESS.

Company History

The Company was incorporated in the State of Nevada on February 14, 2003 under the name Wired Associates Solutions, Inc. Our activities since inception consisted primarily of web development, specializing in the design, creation and marketing of cost effective internet products. We have not had any significant development of our business nor have we received any revenue since the year ended October 31, 2004. Due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

On December 22, 2011 we entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and among the Company, Park Investment Holdings, LLC (the “Majority Shareholder”), SnapTagz LLC (“Snap”), and all of the unit holders of Snap (the “Snap Unit Holders”) who were signatories to the Exchange Agreement, and at closing, pursuant to the terms of the Exchange Agreement, the Snap Unit Holders transferred and contributed all of their units (the “Snap Units”) to the Company, resulting in our acquisition of all of the outstanding Snap Units. In return, we issued to the Snap Unit Holders, their designees or assigns (the “Share Exchange”), an aggregate of 59,520 shares of common stock, par value $0.001 per share of the Company. The foregoing issuance of such common stock of the Company to the Snap Unit Holders, their designees or assigns, constituted approximately 3% of our issued and outstanding common stock as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement .As a result of the Share Exchange and the other transactions contemplated thereunder, Snap became a wholly owned subsidiary of the Company. Pursuant to the Exchange Agreement, we ceased to engage in the multimedia and marketing industry and acquired the business of Snap to engage in the production, distribution and marketing of fabric accessories, as a publicly-traded company.

Effective March 13, 2012 the Company changed its fiscal year end from October 31 to December 31.

Pursuant to a Certificate of Amendment filed with the Nevada Secretary of State on May 1, 2012, the Company changed its name to Wild Craze, Inc. and increased the number of authorized shares of capital stock from Fifty Million (50,000,000) shares to Five Hundred Million (500,000,000) shares, comprise of Four Hundred Fifty Million (450,000,000) authorized shares of common stock and Fifty Million (50,000,000) authorized shares of blank check preferred stock. Effective May 24, 2012, the Company effected a 13-for-1 forward stock split.

Effective upon its entering into the License Agreement, on February 17, 2012, the Company ceased to be a shell company.

Business Strategy

Wild Craze, Inc. is pursuing a business model that looks to identify innovative consumer brands focused on strategic acquisitions of existing products or companies that have a proof of concept or currently have revenues in the market. The Company’s initial target acquisitions will be of small privately held companies which have established brands as well as new ready to market brands that have already incurred R&D and product development and testing costs, thereby reducing both the expense and time required to bring product to market. The Company focuses on identifying existing companies that have demonstrated early success, but may lack necessary management expertise, distribution network, or critical mass sufficient to successfully reach the next growth phase.

Wild Craze’s vision is to build a diversified portfolio of the most innovative products and services that are unique, proprietary, and on-trend to successfully develop into household brand names in the U.S. and global marketplace. The Company intends to retain top talent and employees of the targeted acquisition companies in order to prevent a disruption of the proven success that the product, company and management team has already shown. The Company currently owns SnapTagz®, a new and innovative toy and fabric accessory and is marketed on its website www.snaptagz.net. Additionally, the corporate website for Wild Craze, Inc can be found at www.wildcrazeinc.com

Current Products

Snap is a Delaware limited liability company that plans to introduce two granted patents for fabric accessories called snaptagz (“SnapTagz”) to markets around the world. SnapTagz are a fashion accessory platform that attach to clothing and fit flush to a wide range of fabrics. The SnapTagz platform can be decorated or it can serve as a mount for other decorated parts like toys and jewelry. This platform enables the Company to work with many different designs in entertainment, sports, and music by marketing to various demographics.

The SnapTagz product has been introduced to the promotional industry in which multiple brands have implemented the SnapTagz product into their marketing and promotional campaigns. The company is also planning to secure popular licenses with children and young adult entertainment companies. At this time, we have not entered into any licensing agreement for the SnapTagz product.

SnapTagz Production

We have manufactured production quality SnapTagz and have filled two promotional and marketing purchase orders for a technology company based in New York. Additionally, the SnapTagz lines have been expanded to fit the requests of prospects in many different fields including mass toy retailers, licensing companies, ASI/Promotional wholesalers, sports teams, movie entertainment companies, musicians, celebrities and athletes.

Intellectual Property

Snap holds the exclusive rights for the following patents:

Patent Title	Number	Status	Filing Date	Expiry Date
Pinless clothing attachable image holder	5655271	Granted	7/05/96	7/05/16

Snap-in adapter system	5926920	Granted	10/09/98	10/09/18

Potential Product Categories and Extensions

SnapTagz provides the consumer with the ability to be creative with fashion by adding accessories to their clothing. In addition to fashion accessories, SnapTagz can also be used to attach a variety of functional products to fabric:

●	Reflectors: SnapTagz can be used as a reflective device while running, cycling or as a safety precaution for children playing at night.

●	iPod Holder: Snap intends to offer a secure, convenient, comfortable and fashionable alternative to existing iPod holders.

●	Business Cards and Networking Name Tags: We plan to emboss SnapTagz to be used as name tags with company information and business logos.

Customers

SnapTagz is pursuing multiple verticals in reference to our current and potential customer base:

●	Individual companies who focus on brand identification specifically at event and in-person venues in order to help aid companies in their marketing and promotional campaigns. This customer vertical was fulfilled when the company secured a 32,000 piece SnapTagz purchase order from a well-known New York based social media company. The feedback was extremely positive and the company is in continuing discussions to work on follow up campaigns. This purchase order allowed the company to use a “test case” to gauge how well the SnapTagz platform was perceived, which showed significant traction in digital user engagement. The company will continue to pursue other direct brand companies in order to write additional purchase orders within this customer vertical. Specific customers that fall into this category include: Professional and minor league sports team (NBA, NFL, MLB, NHL), energy drink companies (Gatorade, Powerade, Redbull, SK Energy), TV Networks and specific TV Shows (ESPN, The Voice, American Idol), etc.

●	The company has produced SnapTagz for approximately 9 celebrities, athletes and musicians in order for those talents to further connect with their fan base. These giveaways have once again shown the strong connection and digital user engagement that the SnapTagz platform offers. We view this as a vertical to continue to pursue since it offers the talent a significant value proposition of an affordable product, which can be utilized as a giveaway as well as a merchandising option, and even further value to the celebrity due to the ability to interact and capture user data.

●	We have positioned our product line to appeal to mass and independent retailers in the brick and mortar category. Some of these retailers consist of Toys R Us, WalMart, Target, Walgreens, CVS, and Rite Aid. The independent profile consists of souvenir, gift, novelty, and jewelry retailers.

●	The company has also started to pursue Advertising Promotional Institute (“ASI”) and promotional outlets, which as part of a multi-billion dollar industry, as well as focusing on wholesale promotional products, which cater specifically to trade show conferences.

Marketing Strategy

Our marketing strategy will focus on the following components:

When SnapTagz are purchased and worn as fashion accessories our consumers will be promoting and marketing our product as they engage in their day to day activities. Furthermore, we will continue to leverage the relationships that senior management has in place with celebrities, athletes, and musicians in order to help build overall exposure and awareness for the SnapTagz product. The company will continue to implement social media marketing campaigns that tie into exclusive content that can only be accessed by having a SnapTagz in hand. The social media campaigns will be comprised of different technological functions such as QR codes, SMS texting features, and unique URL’s directing consumers to mobile and desktop optimized landing pages.

SnapTagz plans to incorporate a unique social awareness program that will promote online education. This social awareness program will be tied in with all consumer facing interactions. The goal in reference to the company’s marketing efforts is to emphasize the importance of innovative educational mediums and having fun while learning and playing. The Company’s social awareness program will help drive overall product recognition for SnapTagz and will be promoted through online campaigns, which will help the company to gauge online marketing efforts and ultimately creating brick and mortar foot traffic to support this initiative and the “cool” and “innovative” experience SnapTagz offers.

Furthermore, we intend to strategically produce a collection of SnapTagz to be marketed to collectors in the form of rare editions, variant colors and accessories, exciting display options, inserts to promote the complete collection, and an online forum to allow collectors to interact with each other.

Competition

Though we believe SnapTagz is a unique product, we will compete primarily with the following companies in the toy industry:

Gund: A manufacturer of plush stuffed animals. It was founded by Adolph Gund in 1898 and is the oldest manufacturer of plush toys in the U.S. On July 1, 2008, Gund was sold to Enesco, a gift company known for among other things the Cherished Teddies line. Gund sells to more than 15,000 retail outlets.

Kids Brand, Inc.: Formerly known as Russ Berrie and Company designs, develops and distributes infant and juvenile branded products. These products are primarily distributed through mass market, baby super stores, specialty stores, food, drug, independent and e-commerce retailers worldwide. Kids Brand, Inc. sells to over 41,000 stores. The company’s operating business is composed of four wholly-owned subsidiaries: (i) Kids Line, LLC; (ii) LaJobi, Inc.; (iii) Sassy, Inc.; and (iv) CoCaLo, Inc.

Sources of Raw Materials and the Names of Principal Suppliers

The principal supplier of materials for SnapTagz is Minson Limited, with its principal place of business in Hong Kong. Minson Limited manufactures the plastic components for SnapTagz.

Employees

At the present time, the company has no employees other than its Chief Executive Officer, who works for the Company full time. We intend to add staff as needed, as we expand operations or change our business plan.

ITEM 1A. RISK FACTORS.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

The following risk factors are not exhaustive and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks. To facilitate understanding of the various business risks applicable to our Company and the strategic alliance companies through which we intend to operate our business during the foreseeable future, the risk factors discussed herein address our Company together with the risks applicable to our operations that we intend to conduct with our strategic alliance partners.

Risks Relating to Our Company

We have a limited operating history which makes evaluation of our business difficult. We have incurred losses in recent periods for start-up efforts and may incur losses in the future.

We only recently completed our acquisition of SnapTagz LLC, a Delaware limited liability company. Snap has a short operating history focused on product development. Our future is dependent upon our ability to obtain financing and future profitable operations from the commercial success of our consumer product. These factors raise substantial doubt that we will be able to continue as a going concern.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and force us to cease operations.

In their report dated April 16, 2013, our independent auditors stated that our financial statements for the fiscal year end December 31, 2012 was prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised because to date, we have incurred net operating losses. We anticipate that we will continue to experience net operating losses.

Our net operating losses will require that we finance our operations from outside sources, such as obtaining additional funding from the sale of our securities. The going concern explanatory paragraph included in our auditor’s report on our financial statements, however, could inhibit our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations. You should consider our independent registered public accountant’s comments when determining if an investment in our Company is suitable.

Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations, or provide a return on investment. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders and the trading price of our Common Stock could be adversely effected. Further, if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to continue as a going concern, you may lose your entire investment.

We expect to operate in a highly competitive market. We face competition from large, well-established companies with significant resources. We may not be able to compete effectively which will adversely affect our business plan.

Our commercial success will depend on our ability and the ability of our sub licensees, if any, to compete effectively in product development, customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than what we derived from our research and development efforts or that would render such products obsolete and non-competitive.

The retail sector is characterized by intense competition, rapid product development and technological change. Most of the competition that we encounter will come from companies, both public and private, research institutions and universities who are researching and developing technologies and products similar to or competitive with SnapTagz.

These companies may enjoy numerous competitive advantages, including:

●	significantly greater name recognition;
●	established distribution networks;
●	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;
●	greater experience in conducting marketing, research and development, obtaining regulatory approval for products; and
●	greater financial and human resources for product development, sales and marketing, and patent litigation

As a result, we may not be able to compete effectively against these companies or their products.

We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

SnapTagz, LLC was formed on May 5, 2011 in the State of Delaware. We have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects. Our business model is based on offering a fashionable consumer product to market for young adults and kids. We are just beginning to implement this strategy. To date we have yet to realize substantial revenue from our business operations. Our business and prospects must be considered in light of the challenges we face, which include our ability to, among other things:

●	anticipate changes in the fashion and retail industry;
●	launch additional SnapTagz features and release enhancements that become popular;
●	hire, integrate and retain world class talent;
●	maintain adequate control of our expenses; and
●	successfully expand our business, especially internationally;

If we do not obtain additional financing, we will need to curtail our expansion activities and our business may fail, in which case you may lose your investment.

Our current operating funds are not sufficient to cover current research and development needs, as well as anticipated operating overheads, professional fees and regulatory filing fees over the next twelve months. In addition, our business plan calls for significant expenses in connection with the development of further SnapTagz functions, international expansion and potential acquisition of complementary technologies. Therefore, we will need to obtain additional financing in order to complete our full business plan.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors many of which are beyond our control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our Articles of Incorporation provides for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our certificate of incorporation and applicable Nevada law provide for the indemnification of our directors and officers against attorney’s fees and other expenses incurred by them in any action to which they become a party arising from their association with or activities on our behalf. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

We have been advised that, in the opinion of the Commission, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares if such a market ever develops.

We may not be able to prevent others from using our intellectual property, and may be subject to claims by third parties that we infringe on their intellectual property.

We plan to rely on non-disclosure and other contractual provisions to protect our proprietary rights; however, preventing and policing the unauthorized use of our intellectual property is often difficult and any steps we take may not, in every case, prevent the infringement by unauthorized third parties. Further, there can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful. We may need to resort to litigation to enforce our intellectual property rights, which may result in substantial costs and diversion of resources and management attention. We may also try to protect our intellectual property rights by, among other things, searching the Internet to detect unauthorized use of our intellectual property.

Further, although management does not believe that our products infringe on the intellectual rights of others, there is no assurance that we will not be the target of infringement or other claims. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to our management or interrupt our business.

We encounter competition in our business, and any failure to compete effectively could adversely affect our results of operations.

We anticipate that competitors will continue to expand market share and seek to create competing products. Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

If we do not maintain and develop our SnapTagz brand, including through the agreements with celebrities and other partners, we will not be able to compete in the fashion accessory marketplace.

Our sales are driven primarily through brand name recognition. We believe that establishing, maintaining and enhancing our brand through agreements with celebrities and other partners will enhance our growth prospects. If we are unable to continue to find celebrity and other partners to enhance the SnapTagz brand, the Company may lose market share.

We may not be able to respond to changing consumer preferences and our sales may decline.

We operate in markets that are subject to change, including changes in customer preferences. New fads, trends and shifts in pop culture could affect the products consumers will purchase. Content in which we have invested significant resources may fail to meet consumer demands at the time..

A continued decline in general economic conditions and disruption of financial markets may, among other things, reduce the discretionary income of consumers or further erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for products such as ours tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on consumer products and entertainment, which could adversely affect our revenues. Continued softness in the market could adversely affect our revenues or the financial viability of our distributors.

All of our manufacturing is outsourced.

Presently we do not have any manufacturing facilities and all our manufacturing is out-sourced to Minson Limited. In the event that Minson Limited ceases operations or stops manufacturing our products, our inability to secure an alternative supplier would adversely affect our business and financial condition. Additionally, should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop internal manufacturing capabilities or procure third party suppliers. In the event we seek third party suppliers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our prospects. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

Risks Related to Our Securities

We may never pay any dividends to our shareholders. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

There is no trading market for our Common Stock, which may adversely affect the market price of our Common Stock as well as your ability to resell the shares that you have acquired.

There is currently no trading market for our Common Stock and such a market may not develop or be sustained. If a trading market for our Common Stock were to be established, the market price of our Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of internet companies, which may materially adversely affect the market price of our Common Stock as well as your ability to resell the shares that you may have acquired.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements, such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing on a timely basis required reports and other required information. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal or regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our management owns a controlling interest in the company and will be able to control management decisions thereby limiting the ability of public shareholders to influence corporate direction and affairs.

The Majority Shareholder holds the control voting power in the form of 15,713,048 shares of our common stock. As such, he has the ability to exert control over our business affairs, including the ability to delay or prevent a change in our corporate control even if our other stockholders wanted it to occur. This stockholder will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

Our Common Stock is a “penny stock,” and because “penny stock” rules will apply, you may find it difficult to sell the shares of our Common Stock you acquired in this offering.

Our Common Stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a “penny stock” is a Common Stock that trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the U.S. Securities & Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Due to the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

If we lose the services of our Officers or other members of our senior management team, we may not be able to execute our business strategy, which may negatively affect our business operations.

Our success depends in a large part upon the continued service of our senior management team, which is critical to our vision, strategic direction, culture, products and technology. The loss of any member of our senior management team would harm our business.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our ongoing operations.

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

Risks Related to Our Industry

Our business will suffer if we are unable to successfully integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We intend to pursue acquisitions that are complementary to our existing business and expand our employee base and the breadth of our offerings. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Since we expect the Semantic Internet industry to consolidate in the future, we may face significant competition in executing our growth strategy. Future acquisitions or investments could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits.

Integration of a new company’s operations, assets and personnel into ours will require significant attention from our management. The diversion of our management’s attention away from our business and any difficulties encountered in the integration process could harm our ability to manage our business. Future acquisitions will also expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities and unanticipated, information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, players, and other suppliers as a result of integration of new businesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the over-the-counter bulletin board (OTCBB) under the symbol “WILD”; however, as we did not begin trading until February 6, 2013, we are unable to provide the range of high and low bids per share of our common stock for the applicable period.

(b) Holders

As of March 20, 2013, there were 32,257,260 shares of our common stock issued and outstanding held by approximately 57 holders of record.

(c) Dividends

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Rule 10B-18 Transactions

During the year ended December 31, 2012, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA.

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

Wild Craze, Inc. is an innovative consumer brands company focused on strategic acquisitions of existing products or companies that have a proof of concept or currently have revenues in the market. The Company’s initial target acquisitions will be of small privately held companies which have established brands as well as new ready to market brands that have already incurred R&D and product development and testing costs, thereby reducing both the expense and time required to bring product to market. The Company focuses on identifying existing companies that have demonstrated early success, but lack necessary management expertise, distribution network, or critical mass sufficient to successfully reach the next growth phase.

Wild Craze’s vision is to build a diversified portfolio of the most innovative products and services that are unique, proprietary, and on-trend to successfully develop into household brand names in the U.S. and global marketplace. The Company intends to retain top talent and employees of the targeted acquisition companies in order to prevent a disruption of the proven success that the product, company and management team has already shown. The Company currently owns SnapTagz®, a new and innovative toy and fabric accessory. Additionally, we are currently advertising SnapTagz® through the use of our website, http://www.snaptagz.net. The company is looking to engage in aggressive marketing campaigns surrounding SnapTagz and will incorporate into celebrity and musicians marketing efforts. We’re looking to secure at least 5 different partnerships in 2013 with different celebrities and athletes, along with identifying strategic licensing opportunities, and launching SnapTagz into at least one mass retailer.

Results of Operations

	For the Years Ended December 31,		February 14, 2003 (inception) through
	2012	2011	December 31, 2012
Net sales	$2	$-	$11,414
Gross profit	$1	$-	$11,413
General and administrative expenses	$397,212	$96,814	$611,508
Loss from operations	$(397,211)	$(96,814)	$(600,095)
Other income (expense)	$(16,649)	$-	$(16,649)
Net loss	$(413,860)	$(96,814)	$(616,744)
Loss per common share – basic and diluted	$(0.02)	$(0.00)	$-

For the Years Ended December 31, 2012 and 2011

The Company was originally formed as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based. The Company generated $11,412 in revenue since inception under this business model.

During the year ended December 31, 2011 the Company generated $0 in revenue under this business model and incurred legal and professional fees of $96,814.

Change in Business Model

During December 2011 we ceased to engage in the multimedia and marketing industry and acquired the business of SnapTagz, LLC to engage in the production, distribution and marketing of fabric accessories. We generated $2 in revenue under this new business model and incurred $397,212 in general and administrative expenses for the year ended December 31, 2012.

Revenue

At this time, we are domestically and internationally marketing our new product line and have only generated $2 in revenue to date under our new business model.

Gross Profit

We are currently in a development stage and have not begun our revenue generation strategy. As such, we have only recognized $1 of profit to date under our new business model.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 consisted primarily of legal and professional fees in the amount of $345,000, travel related expenses of $29,000 and minimum royalty payments of $16,000.

Loss from Operations

Loss from operations for the year ended December 31, 2012 was $(397,211). The loss was primarily attributable to the general and administrative expenses as detailed above.

Other Income (Expense)

Other expense for the year ended December 31, 2012 was $(16,649). Other expense was attributable to interest expense on convertible notes issued during the year.

Net Loss

Net Loss for the year ended December 31, 2012 was $(413,860). The net loss was primarily attributable to the general and administrative expenses and other expenses as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit at December 31, 2012 and December 31, 2011.

	December 31, 2012	December 31, 2011
Current Assets	$34,530	$11,066
Current Liabilities	$(558,469)	$(121,145)
Working Capital Deficit	$(523,939)	$(110,079)

At December 31, 2012 we had a working capital deficit of $(523,939), as compared to a working capital deficit of $(110,079), at December 31, 2011, an increase of $413,860. The increase is primarily related to an increase in related party loans in order to fund operating activities and an increase in accrued legal and professional fees.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations for the year ended December 31, 2012, and a working capital deficit and stockholders’ deficit, respectively, at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Years Ended December 31, 2012 and 2011

Net cash used in operating activities for the years ended December 31, 2012 and 2011 was $(376,596) and $(32,425), respectively. The net loss for the years ended December 31, 2012 and 2011 was $(413,860) and $(96,814), respectively. Cash used in operating activities for the years ended December 31, 2012 and 2011 was primarily for legal and professional fees, travel related expenses and royalty expenses.

Net cash obtained through all investing activities for the years ended December 31, 2012 and 2011, was $30,525 and $16,761, respectively. Cash obtained through investing activities for the year ended December 31, 2012 consisted of repayments of related party loans from the Company. Cash obtained through investing activities for the year ended December 31, 2011 consisted of cash received in the acquisition of Snap Tagz, LLC.

Net cash obtained through all financing activities for the years ended December 31, 2012 and 2011, was $357,777 and $16,730, respectively. Cash obtained through financing activities for the year ended December 31, 2012 consisted of net proceeds from related party loans to the company of $384,536 and loans to the Company in the amount of $20,000. Cash obtained through financing activities for the year ended December 31, 2011 consisted of net proceeds from related party loans to the company of $16,730.

During the year ended December 31, 2012 related party loans in the amount of $46,759 were repaid.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations for the year ended December 31, 2012, and a working capital deficit and stockholders’ deficit, respectively, at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

The Company’s condensed consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan, including research and development.

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

Risks and Uncertainties

The Company’s condensed consolidated operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 3 regarding going concern matters.

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

The Company’s convertible note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

For income tax benefits arising from uncertain income tax positions, a tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.

Penalties related to uncertain tax positions are recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions is recorded as a component of interest expense. The Company has not recorded any uncertain tax positions at December 31, 2012 and 2011.

Penalties and interest assessed by income taxing authorities are included in general and administrative expenses.

Revenue

The Company records revenue when the product has shipped and title has passed to the buyer which occurs when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Advertising

The Company expenses advertising when incurred.

Basic Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible debt, exercise of stock options and warrants , by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2012:
Liability to be settled in stock	712,500
Total common stock equivalents	712,500

Since the Company reflected a net loss in 2012, the inclusion of any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company had the following potential common stock equivalents at December 31, 2011:

Liability to be issued in stock	422,500
Total common stock equivalents	422,500

Since the Company reflected a net loss in 2011, the inclusion of any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-18 which appear at the end of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Changes in the Registrant’s Certifying Accountant.

On December 22, 2011 following a competitive process undertaken by our audit committee in accordance with its charter, the audit committee approved the appointment of Rosenberg Rich Baker Berman & Company (“RRBB”), effective December 22, 2011, as our independent registered public accounting firm for the fiscal year ended December 31, 2012. On December 22, 2011 RRBB accepted the engagement.

During our fiscal year ended December 31, 2011, and the subsequent interim period prior to the engagement of RRBB, the Company did not consult RRBB regarding (1) the application of accounting principles to a specific completed or contemplated transaction, (2) the type of audit opinion that might be rendered on our financial statements, or (3) any matter that was either the subject of a “disagreement” (as such term is described in Item 304(a)(1)(iv) of Regulation S-K) with George Stewart, CPA or a “reportable event” (as such term is described in Item 304(a)(1)(v) of Regulation S-K).

On December 22, 2011, our audit committee approved the dismissal of George Stewart, CPA as our independent registered public accounting firm.

George Stewart, CPA’s report on the financial statements for the fiscal years ended October 31, 2011 and 2010, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern. During the fiscal years ended October 31, 2011 and 2010, and through December 22, 2011, there were no “disagreements” (as such term is described in Item 304(a)(1)(iv) of Regulation S-K) with George Stewart, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of George Stewart, CPA, would have caused it to make reference thereto in their reports on the consolidated financial statements for such years.

During the fiscal years ended October 31, 2010 and 2011 and through December 31, 2012, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2012. Based on their evaluation of our disclosure controls and procedures as of December 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purposes described above.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with SEC Release No. 33-8820 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission.” Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, because of certain material weaknesses addressed below.

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the SEC.

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

●	Lack of proper authorization and documentation of stock transactions, including issuance, cancellations or redemptions.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 1, 2013. There is no familial relationship between or among the nominees, directors or executive officers of the Company:

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE
Justin Jarman (1)	30	Chairman, Chief Executive Officer, President, Secretary and Treasurer	November 1, 2011

Steven Spiegel	31	Director	November 1, 2011

(1)	On November 1, 2011, Jacqueline Winwood resigned as Chairman, Chief Executive officer, President, Secretary and Treasurer (the “Executive Positions”). On the same date, Justin Jarman was appointed to the Executive Positions.

Justin Jarman, age 30, Chief Executive Officer

Mr. Jarman is currently the Chief Executive Officer of the Company. Prior to joining the Company, in 2010, Mr. Jarman co-founded Action Ventures, LLC, a technology based software and gaming company focusing on propositional wagering (“Action”). As the current President of Action, Mr. Jarman identifies and recruits the management team, oversees Action’s operational components, drafting of provisional patent claims, business finances and the development of strategic partnerships. From 2009 to 2010, Mr. Jarman co-founded Community-Lenders, an internet micro lending company, offering short-term high-interest rate loans. From 2008 to 2009, Mr. Jarman worked for Newport Mesa Financial, where he served as the head of loan origination and due diligence for an alternative asset hedge fund. From 2008 to 2010, Mr. Jarman co-founded Bold Group, Inc., a collateral management company for hedge funds with $2.5 billion in assets. At Bold Group, Inc., Mr. Jarman served as a Partner and Senior Vice President of Portfolio Operations. From 2007 to 2008, Mr. Jarman worked in the global wealth management division of Merrill Lynch. Mr. Jarman earned his Certificate in International Business in 2006, while studying in Aix-en-Provence, France and a bachelor’s degree in business economics from the University of Arizona.

Steven Spiegel, Age 31, Director

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

Involvement in Certain Legal Proceedings

During the past five years no director, person nominated to become a director, executive officer, promoter or control person of the Company has: (i) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions. Because we have only limited business operations and one officer and one director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position (1)	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options /SARs	LTIP Payouts
Justin Jarman, President,	2012	$11,000	$0		$0	0	$0
Chief Executive Officer	2011	$0	$0	$0	0	$0	$0	$0
		$0	$0	$0	0	$0	$0	$0

Jacqueline Winwood	2011	$0	$0	$0	0	$0	$0	$0
Chief Executive Officer	2010	$0	$0	$0	0	$0	$0	$0

(1)	On November 1, 2011, Jacqueline Winwood resigned from the Executive Positions. On the same date, Justin Jarman was appointed to the Executive Positions.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through April 1, 2013.

Compensation of Directors

Any Director who also becomes our employee will receive no extra compensation for service on our Board of Directors. Directors may be compensated for out-of-pocket expenses associated with attending Board of Directors’ meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 1, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership Common Stock
Park Investment Holdings, LLC (2)	Affiliate	15,713,048	58.97%
Justin Jarman	Chief Executive Officer	1,250,000	3.87%
Steven Spiegel (2)	Director	0	0
Officers and Directors Total (two persons)	-	16,963,048	62.89%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Justin Jarman, 17 State St., 22nd Floor, New York, NY 10004

(2)	Steven Spiegel, Director, has beneficial ownership of the common stock held by Park Investment Holdings, LLC, in which Mr. Spiegel has a 5% ownership interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

As of April 1, 2013, the board of directors determined that our sole director, Steven Spiegel, is not independent under the foregoing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the year ended December 31, 2012, the total fees charged to the company for audit services, including quarterly reviews, were $17,000, for audit-related services were $0, for tax services were $0 and for other services were $0.

For the year ended December 31, 2011, the total fees charged to the company for audit services, including quarterly reviews, were $2,500, for audit-related services were $0, for tax services were $0 and for other services were $0.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report.

Exhibit No.	Description

3.1	Articles of Incorporation of Wild Craze, Inc., incorporated by reference to form SB-2 filed with the Securities and Exchange Comission on April 24, 2007

3.2	Bylaws of Wild Craze, Inc. incorporated by reference to form SB-2 filed with the Securities and Exchange Comission on April 24, 2007

3.3	Certificate of Amendment to Articles of Incorporation *

3.4	Certificate of Designation For Nevada Profit Corporations (Pursuant to NRS 78. 1955) *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification Pursuant To 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification Pursuant To 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

4.1	Senior Secured Promissory Note dated January 23, 2012. *

4.2	Amendment No. 1 to Senior Secured Convertible Promissory Note *

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILD CRAZE, INC.

Dated: April 16, 2013	By:	/s/ Justin Jarman
Name: Justin Jarman
Title: Chief Executive Officer, President,
Secretary, Treasurer
(Principal Executive Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Justin Jarman	Chief Executive Officer, President, Secretary, Treasurer	April 16, 2013
Justin Jarman	(Principal Executive Officer)

/s/ Steven Spiegel	Director	April 16, 2013
Steven Spiegel

WILD CRAZE, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

 (A DEVELOPMENT STAGE COMPANY)

 FEBRUARY 14, 2003 (INCEPTION) TO DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wild Craze, Inc.

We have audited the accompanying consolidated balance sheets of Wild Craze, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 and the period from February 14, 2003 (Inception) through December 31, 2012. Wild Craze, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wild Craze, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the period from February 14, 2003 (Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company had a net loss and net cash used in operations and has an accumulated net loss during the development stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, NJ April 16, 2013

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the Period February 14, 2003 (Inception) to December 31, 2012	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period February 14, 2003 (Inception) to December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period February 14, 2003 (Inception) to December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7

F-2

Report of Independent Registered Public Accounting Firm

[To Come]

Wild Craze, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

Assets

Current Assets
Cash	$12,772	$1,066
Inventory	11,758	-
Prepaid expenses	10,000	10,000
Total Current Assets	34,530	11,066

Total Assets	$34,530	$11,066

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$139,046	$93,913
Liability to be settled in stock	10,146	6,257
Loan payable	20,000	-
Loans payable - related parties	237,018	20,975
Convertible notes payable -related party	152,259	-
Total Current Liabilities	558,469	121,145

Total Liabilities	558,469	121,145

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 26,123,760 shares issued and outstanding	26,124	26,124
Additional paid in capital	66,681	66,681
Deficit accumulated during the development stage	(616,744)	(202,884)
Total Stockholders’ Deficit	(523,939)	(110,079)

Total Liabilities and Stockholders’ Deficit	$34,530	$11,066

See accompanying notes to financial statements

Wild Craze, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			February 14, 2003
			(inception)
	Years Ended December 31,		Through
	2012	2011	December 31, 2012

Sales	$2	$-	$11,414

Cost of sales	1	-	1

Gross Profit	1	-	11,413

General and administrative expenses	397,212	96,814	611,508

Loss from operations	(397,211)	(96,814)	(600,095)

Other (income) expense:
Interest expense - other	16,649	-	16,649

Total other (income) expense	16,649	-	16,649

Net loss	$(413,860)	$(96,814)	$(616,744)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding- basic and diluted	26,123,760	25,369,079

See accompanying notes to financial statements

Wild Craze, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from February 14, 2003 (Inception) to December 31, 2012

				Deficit
				Accumulated
			Additional	during the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, February 14, 2003	-	$-	$-	$-	$-

Stock issued for cash February, 2003 @ $0.0025 per share	13,000,000	13,000	(10,500)		2,500

Stock issued for cash June, 2003 @ $0.05 per share	9,100,000	9,100	25,900		35,000
Less share issue costs			(1,000)		(1,000)

Net loss, October 31, 2003				(4,597)	(4,597)

Balance, October 31, 2003	22,100,000	22,100	14,400	(4,597)	31,903

Net loss, October 31, 2004				(22,399)	(22,399)

Balance, October 31, 2004	22,100,000	22,100	14,400	(26,996)	9,504

Net loss, October 31, 2005				(16,897)	(16,897)

Balance, October 31, 2005	22,100,000	22,100	14,400	(43,893)	(7,393)

Net loss, October 31, 2006				(9,171)	(9,171)

Balance, October 31, 2006	22,100,000	22,100	14,400	(53,064)	(16,564)

Stock issued for cash March and June, 2007 @ $0.10 per share	1,950,000	1,950	13,050		15,000

Net loss, October 31, 2007				(10,869)	(10,869)

Balance, October 31, 2007	24,050,000	24,050	27,450	(63,933)	(12,433)

Stock issued for cash January, 2008 @ $0.10 per share	1,300,000	1,300	18,700		20,000

Net loss, October 31, 2008				(25,895)	(25,895)

Balance, October 31, 2008	25,350,000	25,350	46,150	(89,828)	(18,328)

Net loss, October 31, 2009				(6,592)	(6,592)

Balance, October 31, 2009	25,350,000	25,350	46,150	(96,420)	(24,920)

Net loss, October 31, 2010				(9,651)	(9,651)

Balance, October 31, 2010	25,350,000	25,350	46,150	(106,071)	(34,571)

Net loss, October 31, 2011				(11,830)	(11,830)

Balance, October 31, 2011	25,350,000	25,350	46,150	(117,900)	(46,400)

Stock issued in asset acquisition	773,760	774	(16,518)		(15,744)

Related party loan forgiven			37,049		37,049

Net loss, December 31, 2011				(84,984)	(84,984)

Balance, December 31, 2011	26,123,760	26,124	66,681	(202,884)	(110,079)

Net loss, year ended December 31, 2012				(413,860)	(413,860)

Balance, December 31, 2012	26,123,760	$26,124	$66,681	$(616,744)	$(523,939)

See accompanying notes to financial statements

Wild Craze, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			February 14, 2003
			(inception)
	Years Ended December 31,		through
	2012	2011	December 31, 2012
Cash Flows From Operating Activities:
Net loss	$(413,860)	$(96,814)	$(616,744)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(11,758)	-	(11,758)
Increase (decrease) in:
Accounts payable and accrued liabilities	49,022	64,389	122,163
Net Cash Used In Operating Activities	(376,596)	(32,425)	(506,339)

Cash Flows From Investing Activities:
Related party loans repaid	30,525	-	30,525
Cash acquired through acquisition of SnapTagz, LLC	-	16,761	16,761
Net Cash Provided by Investing Activities	30,525	16,761	47,286

Cash Flows From Financing Activities:
Proceeds loan payable	20,000	-	20,000
Proceeds from related party loans	237,777	16,730	280,325
Proceeds from convertible notes - related party	146,759	-	146,759
Repayment of related party loans	(46,759)	-	(46,759)
Issuance of common stock	-	-	71,500
Net Cash Provided By Financing Activities	357,777	16,730	471,825

Net change in cash	11,706	1,066	12,772

Cash at beginning of period	1,066	-	-

Cash at end of period	$12,772	$1,066	$12,772
		#
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Related party loan payable converted into related party convertible note	$5,500	$-	$5,500
Related party loan forgiven	$-	$37,049	$37,049
Assets acquired and liabilities assumed through share exchange as follows:
Prepaid expenses	$-	$10,000	$10,000
Accounts payable and accrued expenses	$-	$27,030	$27,030
Other liabilities	$-	$15,475	$15,475
Common stock	$-	$774	$774
Additional paid in capital	$-	$33,279	$33,279

See accompanying notes to financial statements

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

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

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2012 and 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2012 and 2011, no cash balances exceeded the federally insured limit.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

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

The Company’s convertible note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012.

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

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

Research and Development

Research and development is expensed as incurred. There was no such expense for the period February 14, 2003 (inception) to December 31, 2012.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. During the year ended December 31, 2012 the Company accrued a liability relating to 290,000 shares of common stock to be issued to attorneys and consultants, for services rendered, at a fair value of $4,130 ($0.014/share), based upon a third party valuation of the Company. During the year ended December 31, 2011 the Company accrued a liability relating to 422,500 shares of common stock to be issued to attorneys and consultants, for services rendered, at a fair value of $6,016 ($0.014/share), based upon a third party valuation of the Company.

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

For income tax benefits arising from uncertain income tax positions, a tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.

Penalties related to uncertain tax positions are recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions is recorded as a component of interest expense. The Company has not recorded any uncertain tax positions at December 31, 2012 and 2011.

Penalties and interest assessed by income taxing authorities are included in general and administrative expenses.

Revenue

The Company records revenue when the product has shipped and title has passed to the buyer which occurs when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company currently is in the development stage and has only generated $11,414 in revenue since its inception.

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

Advertising

The Company expenses advertising when incurred. There has been no advertising since inception.

Basic Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible debt, exercise of stock options and warrants , by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2012:

Liability to be settled in stock	712,500
Total common stock equivalents	712,500

Since the Company reflected a net loss in 2012, the inclusion of any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company had the following potential common stock equivalents at December 31, 2011:

Liability to be issued in stock	422,500
Total common stock equivalents	422,500

Since the Company reflected a net loss in 2011, the inclusion of any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $413,860 and $376,596, respectively, for the year ended December 31, 2012 and an accumulated net loss during the development stage totaling $616,744. The Company currently is in the development stage and has only generated $11,414 in revenue since its inception.

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

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

Note 4 Loans Payable

As of December 31, 2012 the Company owed $20,000 to Crescent Moon Holdings, LLC (“Crescent Moon”) relating to monies advanced to the Company to fund operating expenses. The loan is unsecured and is due on demand. Subsequent to December 31, 2012 the Company entered into an asset purchase agreement with Crescent Moon. (See Note 10)

Note 5 Convertible Note Payable-Related Party

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

ASC 815 Derivatives and Hedging sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for the convertible note payable would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has evaluated whether that the conversion option would ~~not~~ be classified as a liability as a standalone instrument due to the potential insufficient number of authorized shares to settle the instrument. If a company could be required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The convertible note payable is owned by an entity controlled by Steven Spiegel, the Director of the Company. If all the convertible notes payable were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Spiegel from authorizing the additional shares. As Mr. Spiegel is the majority shareholder, there would be no need to have to go to anyone outside the Company for approval. As a result, the share settlement is controlled by the Company and not within scope of ASC 815 Derivatives and Hedging. Therefore the conversion option was not deemed to be a derivative and no liability was recorded.

On February 24, 2012, Omega advanced the Company $50,000 and on March 2, 2012 the note was amended and the note principal was increased to $152,259.

As of December 31, 2012, accrued and unpaid interest under the Note was $16,649.

Related Party convertible notes payable consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Convertible note payable, originally entered into on January 23, 2012, due on demand, with interest at 12% per annum with interest due on the demand date. Note was amended on March 2, 2012 due to a principal increase.	$152,259	$-
	$152,259	$-

The Company recorded $16,649 interest expense on the convertible note for the year ended December 31, 2012.

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

Note 6 Related Party Transactions

As of March 31, 2012 the Company was owed $30,525 by a related entity. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The loan is unsecured and is due on demand. On May 3, 2012 this related party loan receivable was paid in full.

As of December 31, 2012 the Company owed $237,018 to a related entity relating to monies advanced to the Company to fund operating expenses. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The loan is unsecured and is due on demand.

See Note 5 for related party convertible note payable.

Note 7 Stockholders’ Equity

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

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

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

During September 2012 the Company accrued a liability relating to 100,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $1,424 ($0.014/share), based upon a third party valuation of the Company.

During December 2012 the Company accrued a liability relating to 50,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $712 ($0.014/share), based upon a third party valuation of the Company.

Note 8 Income Taxes

	As of	As of
	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating tax carry forwards	$616,744	$202,884
Tax rate	34%	34%
Gross deferred tax assets	209,693	68,981
Valuation allowance	(209,693)	(68,981)
Net deferred tax assets	$-0-	$-0-

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

The effective rate differs from the statutory rate of 34% for 2012 and 2011 primarily due to the following:

	2012	2011
Statutory rate on pre-tax book loss	-34.00%	-34.00%
Valuation allowance	34.00%	34.00%
	0.00%	0.00%

As of December 31, 2012, the Company has net operating loss carry forwards of approximately $616,744. Net operating loss carry forwards expire twenty years from the date the loss was incurred beginning in 2023.

Note 9 Commitments and Contingencies

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

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

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

Note 10 Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Entry into a Material Definitive Agreement

On February 25, 2013, the Company consummated an asset purchase agreement (the “Crescent Moon Purchase Agreement”) dated as of November 7, 2012 by and among Crescent Moon Holdings, LLC, a South Carolina limited liability company (“Crescent Moon”) as seller, the Company, as parent, Wild Creations, Inc., a wholly-owned subsidiary of the Company (“Wild Creations”), as buyer, and certain unit-holders of Crescent Moon (the “Crescent Moon Unit-holders”), pursuant to which Wild Creations acquired certain assets of Crescent Moon. The consideration for the Crescent Moon Purchase Agreement includes the Company’s issuance of an aggregate of 2,000,000 shares of its common stock to the Crescent Moon Unit-holders (the “Crescent Moon Shares”) and payment of $100,000 by Wild Creations, Inc. Each of the Crescent Moon Unit-holders entered into a lock-up agreement with the Company, pursuant to which such Crescent Moon Unit-holders are prohibited from selling, pledging, offering to sell or otherwise disposing of the Crescent Moon Shares prior to the second anniversary of the Closing Date.

Wild Craze, Inc.

 (A Development Stage Company)

 Notes to Consolidated Financial Statements

 December 31, 2012

Further, also on February 25, 2013, the Company consummated an asset purchase agreement (the “FlipOutz Purchase Agreement”) dated as of November 7, 2012 by and among FlipOutz, LLC, a Delaware limited liability company (“FlipOutz”) as seller, the Company, as parent, Wild Creations, as buyer, and certain unit-holders of FlipOutz (the “FlipOutz Unit-holders”), pursuant to which Wild Creations acquired certain assets of FlipOutz. The consideration for the FlipOutz Purchase Agreement includes the Company’s issuance of an aggregate of 1,000,000 shares of its common stock to the FlipOutz Unit-holders (the “FlipOutz Shares”). Each of the FlipOutz Unit-holders entered into a lock-up agreement with the Company, pursuant to which such FlipOutz Unit-holders are prohibited from selling, pledging, offering to sell or otherwise disposing of the FlipOutz Shares prior to the second anniversary of the Closing Date.

On April 05, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, in order to authorize a series of the Company’s previously authorized preferred stock. The designation of said series of preferred stock shall be Series A Preferred Stock, no par value per share. Fifty-one shares of Series A Preferred stock shall be authorized with a stated value equal to $0.001.

