Form 10-K/A
period 2012-12-31
Wild Craze, Inc.
filed 2013-04-24
CIK 1245841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to Wild Craze, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is to correct certain scrivener’s errors and other disclosures within the Annual Report.

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

Potential Product Categories and Extensions

SnapTagz provides the consumer with the ability to be creative with fashion by adding accessories to their clothing. In addition to fashion accessories, SnapTagz can also be used to attach a variety of functional products to fabric:

●	Reflectors: SnapTagz can be used as a reflective device while running, cycling or as a safety precaution for children playing at night.

●	iPod Holder: Snap intends to offer a secure, convenient, comfortable and fashionable alternative to existing iPod holders.

●	Business Cards and Networking Name Tags: We plan to emboss SnapTagz to be used as name tags with company information and business logos.

Customers

SnapTagz is pursuing multiple verticals in reference to our current and potential customer base:

●	Individual companies who focus on brand identification specifically at event and in-person venues in order to help aid such companies in their marketing and promotional campaigns. This customer vertical was fulfilled when the company secured a 32,000 piece SnapTagz purchase order from a well-known New York based social media company. The feedback was extremely positive and the company is in continuing discussions to work on follow up campaigns. This purchase order allowed the company to use a “test case” to gauge how well the SnapTagz platform was perceived, which showed significant traction in digital user engagement. The company will continue to pursue other direct brand companies in order to write additional purchase orders within this customer vertical. Specific customers that fall into this category include: Professional and minor league sports team (NBA, NFL, MLB, NHL), energy drink companies (Gatorade, Powerade, Redbull, SK Energy), TV Networks and specific TV Shows (ESPN, The Voice, American Idol), etc.

●	The company has produced SnapTagz for approximately 9 celebrities, athletes and musicians in order for those talents to further connect with their fan base. These giveaways have once again shown the strong connection and digital user engagement that the SnapTagz platform offers. We view this as a vertical to continue to pursue since it offers the talent a significant value proposition of an affordable product, which can be utilized as a giveaway as well as a merchandising option, and even further value to the celebrity due to the ability to interact and capture user data.

●	We have positioned our product line to appeal to mass and independent retailers in the brick and mortar category. Some of these retailers consist of Toys R Us, WalMart, Target, Walgreens, CVS, and Rite Aid. The independent profile consists of souvenir, gift, novelty, and jewelry retailers.

●	The company has also started to pursue Advertising Promotional Institute (“ASI”) and promotional outlets, which are part of a multi-billion dollar industry, as well as focusing on wholesale promotional products, which cater specifically to trade show conferences.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations for the year ended December 31, 2012, and a working capital deficit and stockholders’ deficit, at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations for the year ended December 31, 2012, and a working capital deficit and stockholders’ deficit, at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-17 which appear at the end of this Report.

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

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership Common Stock
Park Investment Holdings, LLC (2)	Affiliate	15,713,048	58.97%
Justin Jarman	Chief Executive Officer	1,250,000	3.87%
Steven Spiegel (2)	Director	0	0
Officers and Directors Total (two persons)	-	16,963,048	62.84%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Justin Jarman, 17 State St., 22nd Floor, New York, NY 10004

(2)	Steven Spiegel, Director, has beneficial ownership of the common stock held by Park Investment Holdings, LLC, in which Mr. Spiegel has a 5% ownership interest.

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

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report.

Exhibit No.	Description

3.1	Articles of Incorporation of Wild Craze, Inc., incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 24, 2007

3.2	Bylaws of Wild Craze, Inc. incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 24, 2007 and Form 8-K filed with the Securities and Exchange Commission on March 16, 2012

3.3	Certificate of Amendment to Articles of Incorporation *

3.4	Certificate of Designation For Nevada Profit Corporations (Pursuant to NRS 78. 1955) *

4.1	Senior Secured Promissory Note dated January 23, 2012 *

4.2	Amendment No. 1 to Senior Secured Convertible Promissory Note *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification Pursuant To 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification Pursuant To 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILD CRAZE, INC.

Dated: April 24, 2013	By:	/s/ Justin Jarman
Name: Justin Jarman
Title: Chief Executive Officer, President,
Secretary, Treasurer
(Principal Executive Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Justin Jarman	Chief Executive Officer, President, Secretary, Treasurer	April 24, 2013
Justin Jarman	(Principal Executive Officer)

/s/ Steven Spiegel	Director	April 24, 2013
Steven Spiegel

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the Period February 14, 2003 (Inception) to December 31, 2012	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period February 14, 2003 (Inception) to December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period February 14, 2003 (Inception) to December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7

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

The Company had the following potential common stock equivalents at December 31, 2011:

Liability to be settled in stock	422,500
Total common stock equivalents	422,500

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

ASC 815 Derivatives and Hedging sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for the convertible note payable would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has evaluated whether the conversion option would be classified as a liability as a standalone instrument due to the potential insufficient number of authorized shares to settle the instrument. If a company could be required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The convertible note payable is owned by an entity controlled by Steven Spiegel, the Director of the Company. If all the convertible notes payable were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Spiegel from authorizing the additional shares. As Mr. Spiegel is the majority shareholder, there would be no need to have to go to anyone outside the Company for approval. As a result, the share settlement is controlled by the Company and not within scope of ASC 815 Derivatives and Hedging. Therefore the conversion option was not deemed to be a derivative and no liability was recorded.

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

