Form 10-Q
period 2013-03-31
Wild Craze, Inc.
filed 2013-05-20
CIK 1245841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53161

WILD CRAZE, INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1458557
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1560 Pine Island Rd.

Suite F

Myrtle Beach, SC 29577

(Address of principal executive offices)

17 State St., 22nd Floor

New York, NY 10004

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 17, 2013, there were 32,257,260 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WILD CRAZE, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

3

4

Wild Craze, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)

Assets

Current Assets
Cash	$49,135	$12,772
Accounts receivable, net	90,120	-
Inventory	226,682	11,758
Prepaid expenses	10,000	10,000
Customer deposits	6,395	-
Total Current Assets	382,332	34,530

Property and Equipment, net	57,663	-

Other Assets
Intangible assets, net	2,305,935	-
Note receivable	13,803	-
Total Other Assets	2,319,738	-

Total Assets	$2,759,733	$34,530

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$282,534	$139,046
Liability to be settled in stock	34,990	10,146
Loan payable	-	20,000
Loans payable - related parties	755,106	237,018
Convertible notes payable - related party	152,259	152,259
Total Current Liabilities	1,224,889	558,469

Total Liabilities	1,224,889	558,469

Commitments and Contingencies
Contingent stock	396,816	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 32,317,260 and 26,123,760 shares issued and outstanding, respectively	32,317	26,124
Additional paid in capital	3,709,883	66,681
Accumulated deficit	(2,604,172)	(616,744)
Total Stockholders’ Equity (Deficit)	1,138,028	(523,939)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,759,733	$34,530

See accompanying notes to financial statements 1

Wild Craze, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Sales	$89,070	$2

Cost of sales	40,049	1

Gross Profit	49,021	1

Selling, general and administrative expenses	2,003,639	70,511

Loss from operations	(1,954,618)	(70,510)

Other income (expense):
Interest income	142	-
Interest expense	(35,952)	(2,920)
Gain on disposition of vehicle	3,000	-

Total other income (expense)	(32,810)	(2,920)

Net loss	$(1,987,428)	$(73,430)

Net loss per common share - basic and diluted	$(0.07)	$(0.00)

Weighted average common shares outstanding - basic and diluted	30,213,732	26,123,760

See accompanying notes to financial statements 2

Wild Craze, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from January 1, 2012 to March 31, 2013
(unaudited)

	Common Stock		Additional	Accumulated	Stockholders’ Equity
	Shares	Amount	Paid-In Capital	Deficit	(Deficit)

Balance, January 1, 2012	26,123,760	$26,124	$66,681	$(202,884)	$(110,079)

Net loss, year ended December 31, 2012				(413,860)	(413,860)

Balance, December 31, 2012	26,123,760	26,124	66,681	(616,744)	(523,939)

Stock issued for services	2,691,000	2,691	1,719,549		1,722,240

Stock issued to settle vendor liabilities	502,500	503	6,653		7,156

Stock issued in asset acquisition	3,000,000	3,000	1,917,000		1,920,000

Net loss, three months ended March 31, 2013				(1,987,428)	(1,987,428)

Balance, March 31, 2013	32,317,260	$32,317	$3,709,883	$(2,604,172)	$1,138,028

See accompanying notes to financial statements 3

Wild Craze, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(1,987,428)	$(73,430)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,689	-
Bad debt	4,800	-
Stock based compensation	1,722,240	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(23,601)	-
Inventory	(20,847)	(299)
Deposits	(6,395)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	143,853	1,448
Net Cash Used In Operating Activities	(162,689)	(72,281)

Cash Flows From Investing Activities:
Cash paid in asset acquisition	(100,000)	-
Cash acquired through asset acquisition	504	-
Principal payments received on notes receivable	460	-
Net Cash Used In Investing Activities	(99,036)	-

Cash Flows From Financing Activities:
Repayment of loan payable	(20,000)	-
Proceeds from related party loans	318,088	759
Proceeds from convertible notes - related party	-	146,759
Repayment of related party loans	-	(46,759)
Net Cash Provided By Financing Activities	298,088	100,759

Net change in cash	36,363	28,478

Cash at beginning of period	12,772	1,066

Cash at end of period	$49,135	$29,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Related party loan payable converted into related party convertible note	$-	$5,500
702,500 shares common stock issued to settle vendor liabilities	$7,156	$-
Assets acquired and liabilities assumed through assets acquisition as follows:
Accounts receivable	$71,319	$-
Inventory	$194,077	$-
Equipment	$59,310	$-
Intangible assets	$2,308,977	$-
Note receivable	$14,263	$-
Accounts payable	$31,633	$-
Note payable	$200,000	$-
Contingent stock	$396,816	$-

See accompanying notes to financial statements 4

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Note 1 Nature of Operations

Business

Wild Craze, Inc. (formerly known as Wired Associates Solutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on February 14, 2003. The Company was originally formed as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based.

In December 2011, the Company ceased to engage in the multimedia and marketing industry and acquired the business of SnapTagz, LLC to engage in the production, distribution and marketing of fabric accessories.

On February 25, 2013, the Company, as parent, Wild Creations, Inc., a wholly-owned subsidiary of the Company, as buyer, Crescent Moon Holdings, LLC, a South Carolina limited liability company (“Crescent Moon”) as seller, and certain unitholders of Crescent Moon closed an Asset Purchase Agreement pursuant to which the Company, through its subsidiary, acquired certain assets of Crescent Moon.

Further, also on February 25, 2013, the Company, as parent, Wild Creations, Inc., as buyer, FlipOutz, LLC, a Delaware limited liability company (“FlipOutz”) as seller, and certain unitholders of FlipOutz closed an Asset Purchase Agreement pursuant to which the Company, through its subsidiary, acquired certain assets of FlipOutz.

Crescent Moon products include mini eco-aquariums that feature live African Dwarf Frogs and toys that inspire play, imagination, and exploration.

FlipOutz products include bracelets you can wear and personalize, which can then be collected, traded, and tracked online.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012 filed on April 16, 2013. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended December 31, 2012 have been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2013.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at March 31, 2013 and December 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of March 31, 2013 and December 31, 2012 the Company had an allowance for doubtful accounts of $4,800 and $0, respectively.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

Depreciation

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7	years

Intangibles

Intangibles are comprised of goodwill, trade names and customer lists. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, generally, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, notes receivable and other current assets, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2013 and December 31, 2012, the carrying value of the notes payable and accrued interest was $991,131 and $405,926.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

It is not, however, practical to determine the fair value of loans payable – related parties due to their related party nature.

Research and Development

Research and development is expensed as incurred. There was no such expense for the three months ended March 31, 2013 and 2012.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. During the three months ended March 31, 2013 the Company accrued a liability relating to 50,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $32,000 ($0.64/share). During the three months ended March 31, 2013 the Company issued 2,691,000 shares of common stock to consultants, for services rendered, at a fair value of $1,722,240 ($0.64/share). During the three months ended March 31, 2012 the Company accrued a liability relating to 115,000 shares of common stock to be issued to attorneys and consultants, for services rendered, at a fair value of $1,638 ($0.014/share).

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

For income tax benefits arising from uncertain income tax positions, a tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.

Penalties related to uncertain tax positions are recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions is recorded as a component of interest expense. The Company has not recorded any uncertain tax positions at March 31, 2013 and December 31, 2012.

Penalties and interest assessed by income taxing authorities are included in general and administrative expenses.

Revenue

The Company records revenue for products when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products.

The Company meets these criteria upon shipment.

Advertising

The Company expenses advertising when incurred. Advertising expense for the three months ended March 31, 2013 and 2012 was $0.

Basic Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible debt, exercise of stock options and warrants, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at March 31, 2013:

Liability to be settled in stock	260,000
Total common stock equivalents	260,000

Since the Company reflected a net loss for the three months ended March 31, 2013, the inclusion of any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

The Company had the following potential common stock equivalents at December 31, 2012:

Liability to be issued in stock	712,500
Total common stock equivalents	712,500

Since the Company reflected a net loss in 2012, the inclusion of any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $1,987,428 and $162,689, respectively, for the year ended December 31, 2012 and an accumulated net loss totaling $2,604,172. In addition, the company has a working capital deficit of approximately $843,000 at March 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Note 4 Acquisitions

(A)	Crescent Moon

On February 25, 2013, the Company, as parent, Wild Creations, Inc., a wholly-owned subsidiary of the Company, as buyer, Crescent Moon Holdings, LLC, a South Carolina limited liability company as seller, and certain unitholders of Crescent Moon closed an Asset Purchase Agreement pursuant to which the Company, through its subsidiary, acquired certain assets of Crescent Moon.

Pursuant to the terms of the Purchase Agreement, the Company acquired all of the assets of Crescent Moon in exchange for $100,000, the issuance of 2,000,000 shares of our common stock, $0.001 par value, and assumption of a note, including accrued interest, in the amount of $231,165. Total price paid for Crescent Moon assets in the acquisition was $1,611,165.

The following sets forth the components of the purchase price:

Purchase Price:
Cash	$100,000
2,000,000 shares of common stock, ($0.64/share), based upon the fair value of the shares issued	1,280,000
Assumed Note	231,165
Total Purchase Price	1,611,165
Assets acquired
Cash	234
Accounts Receivable	70,974
Inventory	179,291
Fixed Assets	59,310
Note Receivable	14,263
Total assets acquired	324,072
Liabilities assumed
Accounts payable	468
Total liabilities assumed	468
Net assets acquired	323,604
Excess purchase price	$1,287,561

Based on a preliminary independent appraisal, the Company has tentatively allocated $649,055 of the excess purchase price to intangible assets with $638,506 assigned to Goodwill.

The purchase price allocation will be adjusted if necessary upon the company receiving the final valuation report from the independent appraisal company.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	11 years

(B)	FlipOutz

Further, also on February 25, 2013, the Company, as parent, Wild Creations, Inc., as buyer, FlipOutz, LLC, a Delaware limited liability company as seller, and certain unitholders of FlipOutz closed an Asset Purchase Agreement pursuant to which the Company, through its subsidiary, acquired certain assets of FlipOutz.

Pursuant to the terms of the Purchase Agreement, the company acquired all of the assets of FlipOutz in exchange for the issuance of 1,000,000 shares of our common stock, $0.001 par value, and contingent stock consideration with a fair value at date of purchase of $396,816. Total price paid for FlipOutz assets in the acquisition was $1,036,816.

The following sets forth the components of the purchase price:

Purchase Price:
1,000,000 shares of common stock, ($0.64/share), based upon the fair value of the shares issued	640,000
Contingent stock consideration	396,816
Total Purchase Price	1,036,816
Assets acquired
Cash	270
Accounts Receivable	345
Inventory	14,785
Total assets acquired	15,400
Liabilities assumed
Total liabilities assumed	-
Net assets acquired	15,400
Excess purchase price	$1,021,416

Based on a preliminary independent appraisal, the Company has tentatively allocated $74,780 of the excess purchase price to intangible assets with $946,636 assigned to Goodwill.

The purchase price allocation will be adjusted if necessary upon the company receiving the final valuation report from the independent appraisal company.

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	11 years

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisitions had occurred as of January 1, 2012. The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets. The pro forma amounts presented are not necessarily indicative of the actual operation results had the acquisition transactions occurred as of January 1, 2012.

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues	$196,193	$326,723
Net loss	(2,015,260)	(111,314)
Loss per share of common stock	(0.06)	(0.00)
Basic and diluted	31,213,732	29,123,760

Note 5 Property, Plant and Equipment

Property, plant and equipment on March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Machinery and Equipment	$59,310	$-
Less: Accumulated Depreciation	1,647	-
	$57,663	$-

Depreciation expense charged to income for the three months ended March 31, 2013 and 2012 amounted to $1,647 and $0 respectively.

Note 6 Note Receivable

As of March 31, 2013 the Company had a note receivable in the amount of $13,803. The note accrues interest at 9.00% per annum with monthly installments of $566.67. The note matures on June 5, 2015. The Company acquired the note on February 25, 2013 upon entering into an asset purchase agreement with Crescent Moon. (See Note 4) The note is secured by real estate.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Note 7 Intangible Assets

There were no balances or activity for intangible assets during 2012. The following table summarizes changes in our intangible assets as of March 31, 2013:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer List	11 years	$401,495	$(3,042)	$-	$398,453
Trade Name	Indefinite	322,340	-	-	322,340
Goodwill	Indefinite	1,585,142	-	-	1,585,142
		$2,308,977	$(3,042)	$-	$2,305,935

We assess goodwill and other intangible assets for impairment annually during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test.

Amortization expense related to the customer list totaled $3,042 for the three months ended March 31, 2013.

Note 8 Related Party Transactions

(A)	Convertible notes payable – related parties

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

As of March 31, 2013, accrued and unpaid interest under the Note was $21,153.

As of December 31, 2012, accrued and unpaid interest under the Note was $16,649.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Related Party convertible notes payable consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Convertible note payable, originally entered into on January 23, 2012, due on demand, with interest at 12% per annum with interest due on the demand date. Note was amended on March 2, 2012 due to a principal increase.	$152,259	$152,259

	$152,259	$152,259

The Company recorded $4,505 and $2,920 interest expense on the convertible note for the three months ended March 31, 2013 and 2012, respectively.

(B)	Loans payable-related parties

i)	As of March 31, 2013 the Company owed $555,106 to a related entity relating to monies advanced to the Company to fund operating expenses and to fund acquisitions. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The loan accrues interest at 12.00% per annum. The loan is unsecured and is due on demand. Accrued and unpaid interest on the note at March 31, 2013 was $18,297.

The Company recorded $18,297 and $0 interest expense on the loan for the three months ended March 31, 2013 and 2012, respectively.

ii)	As of March 31, 2013 the Company has a senior secured promissory note in the principal amount of $200,000 to a related entity. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The Company assumed the note, along with accrued interest, on February 25, 2013 upon entering into an asset purchase agreement with Crescent Moon. (See Note 4) The note accrues interest at 16.00% per annum. The note is due on demand and secured by all assets of the Company. Accrued and unpaid interest on the note at March 31, 2013 was $44,316.

The Company recorded $13,151 and $0 interest expense on the note for the three months ended March 31, 2013 and 2012, respectively.

Note 9 Stockholders’ Equity

Stock Transactions

During the quarter ended March 31, 2013 the company issued common stock for the following:

The Company issued a total of 3,000,000 shares of common stock in conjunction with an asset acquisition.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

The Company issued a total of 2,491,000 shares of common stock to various consultants, for services rendered, at a fair value of $1,594,240 ($0.64/share).

The Company issued a total of 502,500 shares of common stock to attorneys and consultants to settle liabilities in the amount of $7,156.

The Company issued 200,000 shares of common stock to attorneys, for services rendered, at a fair value of $128,000 ($0.64/share).

There was no stock issued during the quarter ended March 31, 2012.

Stock to be issued

During March 2013 the Company accrued a liability relating to 50,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $32,000 ($0.64/share).

Note 10 Commitments and Contingencies

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

As part of the asset purchase agreement with Crescent Moon (Note 4), this licensing agreement was assigned to the Company on February 25, 2013.

Operating Leases

The Company currently leases office space in New York City, NY and office and warehouse space in Myrtle Beach, SC on a month to month basis.

The lease for office space in New York City, NY calls for monthly payments of $6,500 plus a portion of the operating expenses.

The lease for office and warehouse space in Myrtle Beach, SC calls for monthly payments of $4,820.

Consulting Agreements

On May 13, 2012, the Company entered into a one year consulting agreement with Sandra R. Danon to provide product development services, guidance on manufacturing logistics, and sales development. The Company will compensate Ms. Danon a base consulting fee of $5,000 per month relating to this agreement. After the second month, Ms. Danon’s fee shall be increased periodically based on incoming revenues due to her performance. In addition, the Company will issue 150,000 shares of restricted common stock, of which 50,000 shares vested immediately and the remaining shares shall vest quarterly over the initial term of the agreement.

On December 1, 2012, the Company entered into one year consulting agreement with Josh Ketroser to provide general business consulting services. The Company will compensate Mr. Ketroser $5,000 per month relating to this agreement.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

On January 3, 2013, the Company entered into a month to month consulting agreement with MFI Industries (“MFI”) to provide sales consulting services. The Company will compensate MFI $1,500 per month relating to this agreement.

On March 12, 2013, the Company entered into a one year consulting agreement with Wave Consulting, Inc. (“WC”) to solicit potential customers to purchase the Company’s SnapTagz product. The Company will compensate WC as follows;

●	WC shall be paid a commission of 5% of the gross sales revenues, less all discounts, allowances and returns generated by WC.

●	Monthly fee of $2,500 for the first 3 months of the agreement starting March 12, 2012

●	Starting the fourth month of the agreement, at the Consultant’s request, advances on commissions of $2,500 per month, starting July 12, 2013.

●	5,000 common stock options, immediately exercisable with an exercise price of $0.75 and a term of 24 months.

●	The Company shall issue additional common stock options as a bonus to WC, based on Marketing and Branding milestones.

Note 11 Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Wild Craze, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Wild Craze’s vision is to build a diversified portfolio of the most innovative products and services that are unique, proprietary, and on-trend to successfully develop into household brand names in the U.S. and global marketplace. The Company intends to retain top talent and employees of the targeted acquisition companies in order to prevent a disruption of the proven success that the product, company and management team has already shown. The Company currently owns SnapTagz®, a new and innovative toy and fabric accessory. Additionally, we are currently advertising SnapTagz® through the use of our website, http://www.snaptagz.com. The company is looking to engage in aggressive marketing campaigns surrounding SnapTagz and will incorporate into celebrity and musicians marketing efforts. We’re looking to secure at least 5 different partnerships in 2013 with different celebrities and athletes, along with identifying strategic licensing opportunities, and launching SnapTagz into at least one mass retailer.

On February 25, 2013 the Company closed purchase agreements for respective assets of Crescent Moon Holdings, LLC (“Crescent Moon”) and Flipoutz, LLC and the Company is currently integrating the products of such companies into its plans. The Company acquired from Crescent Moon products designed to expand young minds with smart ways to play and bring people closer to nature, foster personal engagement, and encourage the pursuit of adventure and knowledge, including the award-winning EcoAquarium™, a low maintenance, self-sustaining aquarium and eco environment that comes with two African Dwarf Frogs, and the E-bird, a remote controlled bird with realistic flight simulation. The Company acquired from FlipOutz, LLC the FlipOutz product, bracelets that can be worn and personalized with FlipOutz coins and also allow users to create custom online profiles, share, and socially network with other FlipOutz users.

Results of Operations

	For the Three Months Ended March 31,
	2013	2012
Net sales	$89,070	$2
Gross profit	$49,021	$1
Selling, general and administrative expenses	$2,003,639	$70,511
Loss from operations	$(1,954,618)	$(70,510)
Other income (expense), net	$(32,810)	$(2,920)
Net loss	$(1,987,428)	$(73,430)
Loss per common share – basic and diluted	$(0.07)	$(0.00)

For the Three Months Ended March 31, 2013 and 2012

The Company was originally formed in 2003 as a multimedia/marketing company that specializes in the design and creation of effective marketing products and services, primarily internet based.

Change in Business Model

During December 2011 we ceased to engage in the multimedia and marketing industry and acquired the business of SnapTagz, LLC to engage in the production, distribution and marketing of fabric accessories.

In February 2013, in-order to further expand and diversify its product lines, the Company acquired assets of Crescent Moon Holdings, LLC and FlipOutz, LLC.

Crescent Moon Creations products include mini eco-aquariums that feature live African Dwarf Frogs and toys that inspire play, imagination, and exploration.

FlipOutz products include bracelets you can wear and personalize, which can then be collected, traded, and tracked online.

Revenue

Net sales for the three months ended March 31, 2013 were $89,070 as compared to $2 during the corresponding three months ended March 31, 2012. The increase in sales is primarily related to the Company acquiring two new businesses in February 2013. During the three months ended March 31, 2012 the Company had just begun to market a new product line that was acquired in December 2011.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $49,021 as compared to $1 during the corresponding three months ended March 31, 2012. The increase in gross profit is primarily related to the Company acquiring two new businesses in February 2013. During the three months ended March 31, 2012 the Company had just begun to market a new product line that was acquired in December 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $2,003,639 as compared to $70,511 during the corresponding three months ended March 31, 2012. The increase in selling, general and administrative expenses is primarily related approximate increases in expenses as follows: legal and professional fees of $89,000, payroll related expenses of $23,000, increase in rent, insurance and overhead expenses of $55,000, depreciation and amortization of $4,700 and bad debt of $4,800; all primarily due to the Company acquiring two new businesses. The Company also had an increase in stock based compensation expense of $1,722,240 during the three months ended March 31, 2013.

Loss from Operations

Loss from operations for the three months ended March 31, 2013 was $1,954,618 as compared to $70,510 during the corresponding three months ended March 31, 2012. The increase in loss was primarily attributable to the increase in selling, general and administrative expenses as detailed above, partially offset by an increase in gross profit.

Other Income (Expense), net

Other Income (expense), net for the three months ended March 31, 2013 was $(32,810) as compared to $(2,920) during the corresponding three months ended March 31, 2012. Other expense, net was primarily attributable to interest expense on convertible notes and related party loans. Interest expense was $(35,952) during the three months ended March 31, 2013 as compared to $(2,920) during the corresponding three months ended March 31, 2012.

Net Loss

Net Loss for the three months ended March 31, 2013 was $(1,987,428) as compared to $(73,430) during the corresponding three months ended March 31, 2012. The increase in net loss was primarily attributable to the increase in selling, general and administrative and other expenses as detailed above, partially offset by an increase in gross profit.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Current Assets	$382,332	$34,530
Current Liabilities	$(1,224,889)	$(558,469)
Working Capital Deficit	$(842,557)	$(523,939)

At March 31, 2013 we had a working capital deficit of $(842,557), as compared to a working capital deficit of $(523,939), at December 31, 2012, an increase of $317,618. The increase is primarily related to an increase in related party loans in order to fund operating activities and an increase in accrued legal and professional fees related to asset acquisitions during the three months ended March 31, 2013.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and net cash used in operations for the three months ended March 31, 2013, and a working capital deficit at March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Three Months Ended March 31, 2013 and 2012

Net cash used in operating activities for the three months March 31, 2013 and 2012 was $(162,689) and $(72,281), respectively. The net loss for the three months March 31, 2013 and 2012 was $(1,987,428) and $(73,430), respectively. Cash used in operating activities for the three months March 31, 2013 was primarily for legal and professional fees, inventory purchases, payroll and payroll related expenses, travel related expenses and royalty expenses. Cash used in operating activities for the three months March 31, 2012 was primarily for legal and professional fees, travel related expenses and royalty expenses.

Net cash used in all investing activities for the three months March 31, 2013 and 2012, was $(99,036) and $0, respectively. Cash obtained through investing activities for three months March 31, 2013 consisted of repayments of notes receivable of $460 and cash acquired in an asset acquisition of $504. Cash used through investing activities for the three months March 31, 2013 consisted of cash paid of $(100,000) in the acquisition of the assets of Crescent Moon.

Net cash obtained through all financing activities for the three months March 31, 2013 and 2012, was $298,088 and $100,759, respectively. Cash obtained through financing activities for three months March 31, 2013 consisted of net proceeds from related party loans to the company of $318,088. Cash obtained through financing activities for three months ended March 31, 2012 consisted of net proceeds from related party loans to the company of $147,518.

During the three months March 31, 2013 loans in the amount of $20,000 were repaid.

During the three months March 31, 2012 related party loans in the amount of $46,759 were repaid.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company had no off-balance sheet arrangements.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, notes receivable and other current assets, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable.

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

Revenue

The Company records revenue for products when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products.

The Company meets these criteria upon shipment.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the SEC on April 24, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILD CRAZE, INC.

Date: May 20, 2013	By:	/s/ Justin Jarman
	Name:	Justin Jarman
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

