Form 10-Q/A
period 2013-03-31
Wild Craze, Inc.
filed 2013-05-24
CIK 1245841

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

 EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to Wild Craze, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other modifications or changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILD CRAZE, INC.

Date: May 24, 2013	By:	/s/ Justin Jarman
	Name:	Justin Jarman
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)