Form 10-Q
period 2013-06-30
Wild Craze, Inc.
filed 2013-08-19
CIK 1245841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53161

WILD CRAZE, INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1458557
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

962 Shine Ave.,
Myrtle Beach, SC 29577
(Address of principal executive offices)

1560 Pine Island Rd., Suite F
Myrtle Beach, SC 29577
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

As of August 19, 2013, there were 32,760,201 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WILD CRAZE, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

3

Wild Craze, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)

Assets

Current Assets
Cash	$1,014	$12,772
Accounts receivable, net	81,525	-
Inventory	205,031	11,758
Prepaid expenses	15,000	10,000
Customer deposits	88	-
Other current assets	180	-
Total Current Assets	302,838	34,530

Property and Equipment, net	52,720	-

Other Assets
Intangible assets, net	2,296,810	-
Note receivable	12,404	-
Total Other Assets	2,309,214	-

Total Assets	$2,664,772	$34,530

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$461,439	$139,046
Liability to be settled in stock	23,566	10,146
Loan payable	-	20,000
Loans payable - related parties	775,106	237,018
Convertible notes payable -related party	152,259	152,259
Total Current Liabilities	1,412,370	558,469

Other Liabilities:
Contingent stock	396,816	-
Total Liabilities	1,809,186	558,469

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Series A, preferred stock, $0.001 par value; 51 shares authorized, none issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value; 49,999,949 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 32,467,260 and 26,123,760 shares issued and outstanding, respectively	32,467	26,124
Additional paid in capital	3,735,407	66,681
Accumulated deficit	(2,912,288)	(616,744)
Total Stockholders’ Equity (Deficit)	855,586	(523,939)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,664,772	$34,530

See accompanying notes to financial statements 1

Wild Craze, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$194,163	$-	$283,233	$2

Cost of sales	79,093	-	119,142	1

Gross Profit	115,070	-	164,091	1

Selling, general and administrative expenses	393,828	94,768	2,397,467	165,279

Loss from operations	(278,758)	(94,768)	(2,233,376)	(165,278)

Other income (expense):
Interest income	52	-	194	-
Interest expense	(29,410)	(4,543)	(65,362)	(7,463)
Gain on disposition of vehicle	-	-	3,000	-

Total other income (expense)	(29,358)	(4,543)	(62,168)	(7,463)

Net loss	$(308,116)	$(99,311)	$(2,295,544)	$(172,741)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.07)	$(0.01)

Weighted average common shares outstanding - basic and diluted	32,360,117	26,123,760	31,292,854	26,123,760

See accompanying notes to financial statements 2

Wild Craze, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from January 1, 2012 to June 30, 2013

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2012	26,123,760	$26,124	$66,681	$(202,884)	$(110,079)

Net loss, year ended December 31, 2012				(413,860)	(413,860)

Balance, December 31, 2012	26,123,760	26,124	66,681	(616,744)	(523,939)

Stock issued for services	2,691,000	2,691	1,719,549		1,722,240

Stock issued to settle vendor liabilities	652,500	653	32,177		32,830

Stock issued in asset acquisition	3,000,000	3,000	1,917,000		1,920,000

Net loss, six months ended June 30, 2013				(2,295,544)	(2,295,544)

Balance, June 30, 2013	32,467,260	$32,467	$3,735,407	$(2,912,288)	$855,586

See accompanying notes to financial statements 3

Wild Craze, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(2,295,544)	$(172,741)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,757	-
Bad debt	4,800	-
Stock based compensation	1,722,240	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(15,006)	-
Prepaid and other	(5,180)	-
Inventory	804	(299)
Deposits	(88)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	337,008	39,211
Net Cash Used In Operating Activities	(232,209)	(133,829)

Cash Flows From Investing Activities:
Related party loans repaid	-	30,525
Cash paid in asset acquisition	(100,000)	-
Cash acquired through asset acquisition	504	-
Principal payments received on notes receivable	1,859	-
Net Cash Provided by (Used In) Investing Activities	(97,637)	30,525

Cash Flows From Financing Activities:
Repayment of loan payable	(20,000)	-
Proceeds from related party loans	338,088	3,259
Proceeds from convertible notes - related party	-	146,759
Repayment of related party loans	-	(46,759)
Net Cash Provided By Financing Activities	318,088	103,259

Net change in cash	(11,758)	(45)

Cash at beginning of period	12,772	1,066

Cash at end of period	$1,014	$1,021

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Related party loan payable converted into related party convertible note	$-	$5,500
852,500 shares common stock issued to settle vendor liabilities	$32,829	$-
Assets acquired and liabilities assumed through assets acquisition as follows:
Accounts receivable	$71,319	$-
Inventory	$194,077	$-
Equipment	$59,310	$-
Intangible assets	$2,308,977	$-
Note receivable	$14,263	$-
Accounts payable	$31,633	$-
Note payable	$200,000	$-
Contingent stock	$396,816	$-

See accompanying notes to financial statements 4

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

On February 25, 2013, the Company and Crescent Moon Holdings, LLC, a South Carolina limited liability company (“Crescent Moon”) and Wild Creations, Inc.(“Wild Creations”), a wholly-owned subsidiary of Crescent Moon entered into an Asset Purchase Agreement (the “Agreement”); setting forth the acquisition of Wild Creations assets.

Further, also on February 25, 2013, the Company as parent, Wild Creations, as buyer, and FlipOutz, LLC, a Delaware limited liability company (“FlipOutz”) as seller, entered into an Asset Purchase Agreement pursuant to which Wild Creations acquired certain assets of FlipOutz.

Wild Creations products include mini eco-aquariums that feature live African Dwarf Frogs and toys that inspire play, imagination, and exploration.

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

June 30, 2013

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2013 and December 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of June 30, 2013 and December 31, 2012 the Company had an allowance for doubtful accounts of $3,904 and $0, respectively.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

June 30, 2013

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At June 30, 2013 and December 31, 2012, the carrying value of the notes payable and accrued interest was $1,035,501 and $405,926. Accrued interest is included on the Balance sheet in the accounts payable and accrued liabilities line item.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. It is not, however, practical to determine the fair value of loans payable –related parties due to their related party nature.

Research and Development

Research and development is expensed as incurred. There was no such expense for the six months ended June 30, 2013 and 2012.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. During the six months ended June 30, 2013 the Company accrued a liability relating to 100,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $46,250 (range $0.24-$0.64/share). During the six months ended June 30, 2013 the Company issued 2,691,000 shares of common stock to consultants, for services rendered, at a fair value of $1,722,240 ($0.64/share). During the six months ended June 30, 2012 the Company accrued a liability relating to 140,000 shares of common stock to be issued to attorneys and consultants, for services rendered, at a fair value of $1,994 ($0.014/share).

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

June 30, 2013

For income tax benefits arising from uncertain income tax positions, a tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.

Penalties related to uncertain tax positions are recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions is recorded as a component of interest expense. The Company has not recorded any uncertain tax positions at June 30, 2013 and December 31, 2012.

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

Advertising

The Company expenses advertising when incurred. Advertising expense for the six months ended June 30, 2013 and 2012 was $25,748 and $0, respectively.

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

The Company had the following potential common stock equivalents at June 30, 2013:

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

634,412
Stock options, with exercise price of $0.75 per share	15,000
Liability to be settled in stock	160,000
Total common stock equivalents	809,412

Since the Company reflected a net loss for the three and six months ended June 30, 2013, the inclusion of any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

10,722,465
Liability to be issued in stock	712,500
Total common stock equivalents	11,434,965

Since the Company reflected a net loss in 2012, the inclusion of any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 20103-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $2,295,544 and $232,209, respectively, for the six months ended June 30, 2013 and an accumulated net loss totaling $2,912,288. In addition, the company has a working capital deficit of approximately $1,109,000 at June 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern.

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Note 4 Acquisitions

(A) Wild Creations

On February 25, 2013, the Company entered into a Purchase Agreement with Crescent Moon Holdings, LLC, a South Carolina limited liability company (“Crescent Moon”) and Wild Creations, Inc.(“Wild Creations”), a wholly-owned subsidiary of Crescent Moon; setting forth the acquisition of Wild Creations assets and assumption of liabilities.

Pursuant to the terms of the Purchase Agreement, the Company acquired all of the assets of Wild Creations in exchange for $100,000, the issuance of 2,000,000 shares of our common stock, $0.001 par value, and assumption of a note, including accrued interest, in the amount of $231,165. Total price paid for Wild Creations assets in the acquisition was $1,611,165.

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

June 30, 2013

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	11 years

(B) FlipOutz

On February 25, 2013, the Company as parent, Wild Creations (a wholly-owned subsidiary of the Company), as buyer, entered into a Purchase Agreement with FlipOutz, LLC, a Delaware limited liability company (“FlipOutz”); setting forth the acquisition of FlipOutz assets and assumption of liabilities.

Pursuant to the terms of the Purchase Agreement, Wild Creations acquired all of the assets of FlipOutz in exchange for the issuance of 1,000,000 shares of our common stock, $0.001 par value, and contingent stock consideration with a fair value at date of purchase of $396,816. Total price paid for FlipOutz assets in the acquisition was $1,036,816.

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

June 30, 2013

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

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Revenues	$390,396	$591,992
Net loss	(2,326,669)	(330,068)
Loss per share of common stock	(0.07)	(0.01)
Basic and diluted	31,790,091	29,123,760

Note 5 Property, Plant and Equipment

Property, plant and equipment on June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Machinery and Equipment	$59,310	$-
Less: Accumulated Depreciation	6,590	-
	$52,720	$-

Depreciation expense charged to income for the six months ended June 30, 2013 and 2012 amounted to $6,590 and $0 respectively.

Note 6 Note Receivable

As of June 30, 2013 the Company had a note receivable in the amount of $12,404. The note accrues interest at 9.00% per annum with monthly installments of $566.67. The note matures on June 5, 2015. The Company acquired the note on February 25, 2013 upon entering into an asset purchase agreement with Crescent Moon. (See Note 4) The note is secured by real estate.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Note 7 Intangible Assets

There were no balances or activity for intangible assets during 2012. The following table summarizes changes in our intangible assets as of June 30, 2013:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net

Customer List	11 years	$401,495	$(12,167)	$-	$389,328
Trade Name	Indefinite	322,340	-	-	322,340
Goodwill	Indefinite	1,585,142	-	-	1,585,142
		$2,308,977	$(12,167)	$-	$2,296,810

We assess goodwill and other intangible assets for impairment annually during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test.

Amortization expense related to the customer list totaled $12,167 for the six months ended June 30, 2013.

Amortization expense for the next five years is as follows:

Year ending December 31:

2013 (remainder of the year)	$18,250

2014	36,500

2015	36,500

2016	36,500

2017	36,500

$164,250

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

As of June 30, 2013, accrued and unpaid interest under the Note was $25,709.

As of December 31, 2012, accrued and unpaid interest under the Note was $16,649.

Accrued interest is included on the Balance sheet in the accounts payable and accrued liabilities line item.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Related Party convertible notes payable consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Convertible note payable, originally entered into on January 23, 2012, due on demand, with interest at 12% per annum with interest due on the demand date. Note was amended on March 2, 2012 due to a principal increase.	$152,259	$152,259

	$152,259	$152,259

The Company recorded $9,060 and $4,543 interest expense on the convertible note for the six months ended June 30, 2013 and 2012, respectively.

(B) Loans payable-related parties

i)	As of June 30, 2013 the Company owed $569,631 to a related entity relating to monies advanced to the Company to fund operating expenses and to fund acquisitions. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The loan accrues interest at 12.00% per annum. The loan is unsecured and is due on demand. Accrued and unpaid interest on the note at June 30, 2013 was $35,173 and is included on the Balance sheet in the accounts payable and accrued liabilities line item.

The Company recorded $35,173 and $0 interest expense on the loan for the six months ended June 30, 2013 and 2012, respectively.

ii)	As of June 30, 2013 the Company has a senior secured promissory note in the principal amount of $200,000 to a related entity. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The Company assumed the note, along with accrued interest, on February 25, 2013 upon entering into an asset purchase agreement with Crescent Moon. (See Note 4) The note accrues interest at 16.00% per annum. The note is due on demand and secured by all assets of the Company. Accrued and unpaid interest on the note at June 30, 2013 was $52,294 and is included on the Balance sheet in the accounts payable and accrued liabilities line item.

The Company recorded $21,129 and $0 interest expense on the note for the six months ended June 30, 2013 and 2012, respectively.

iii)	As of June 30, 2013 the Company owed $5,475 to an officer of the Company relating to monies advanced to the Company to fund operating expenses. The loan is unsecured and is due on demand.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Note 9 Stockholders’ Equity

Stock Transactions

During the six months ended June 30, 2013 the Company issued common stock for the following:

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

The Company issued 150,000 shares of common stock to a consultant, for services rendered, at a fair value of $25,674 ($0.17/share).

There was no stock issued during the six months ended June 30, 2012.

Stock to be issued

During March 2013 the Company accrued a liability relating to 50,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $32,000 ($0.64/share).

During May 2013 the Company accrued a liability relating to 25,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $8,250 ($0.33/share).

During June 2013 the Company accrued a liability relating to 25,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $6,000 ($0.24/share).

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

●	WC shall be paid a commission of 5% of the gross sales revenues, less all discounts, allowances and returns generated by WC.

●	Monthly fee of $2,500 for the first 3 months of the agreement starting March 12, 2013.

●	Starting the fourth month of the agreement, at the Consultant’s request, advances on commissions of $2,500 per month, starting July 12, 2013.

●	5,000 common stock options monthly, immediately exercisable with an exercise price of $0.75 and a term of 24 months.

●	The Company shall issue additional common stock options as a bonus to WC, based on Marketing and Branding milestones.

Employment Agreements

On February 25, 2013, the Company entered into a two year employment agreement with Peter Gasca, Jr. as its Chief Executive Officer of Wild Creations, Inc. The Company will compensate Mr. Gasca as follows;

●	Monthly salary of $7,000 per month.

●	Stock incentive - 750,000 shares of common stock upon the Company achieving Gross Revenue of $10,000,000.

●	An additional 750,000 shares of common stock upon the Company achieving Gross Revenue of $15,000,000.

●	The executive shall only be eligible to receive such incentive shares if one or both milestones are achieved during the two year employment agreement.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

On February 25, 2013, the Company entered into a two year employment agreement with Rhett Power as its Chief Marketing Officer of Wild Creations, Inc. The Company will compensate Mr. Power as follows;

●	Monthly salary of $7,000 per month.

●	Stock incentive - 750,000 shares of common stock upon the Company achieving Gross Revenue of $10,000,000.

●	An additional 750,000 shares of common stock upon the Company achieving Gross Revenue of $15,000,000.

●	The executive shall only be eligible to receive such incentive shares if one or both milestones are achieved during the two year employment agreement.

Note 11 Subsequent Events

Convertible Promissory Note

In July 2013 the Company issued a convertible note in the principal amount of $68,000 to an investor. The convertible note has a term of nine months and accrues interest at 8% per annum. The holder of the convertible note has the right from 180 days after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 42% discount to the average closing trade price for the Company’s common stock.

Credit Agreement

On July 23, 2013, Wild Craze, Inc. (the “Company”) closed a Credit Agreement (the “Credit Agreement”) by and among the Company, Wild Creations, Inc. and SnapTagz LLC (the “Borrowers”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $2 million for general operating expenses. An initial amount of $300,000 was funded by TCA at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of TCA.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a Security Agreement by and among the Borrowers and TCA (the “Security Agreement”). The Revolving Note is in the original principal amount of $300,000 is due and payable, along with interest thereon, on January 22, 2014, and bears interest at the rate of 12% per annum, increasing to the highest rate permitted by law upon the occurrence of an event of default. TCA will collect in reserve an amount which is held in a lock box account equal to 15% of the revolving loan commitment on such date, which will be further reduced pro-rata as amounts of principal and interest are paid.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion.

As further consideration for TCA entering into and structuring the Credit Agreement, the Company shall pay to TCA an advisory fee by issuing to TCA 352,941 shares of the Company’s common stock (the “Advisory Fee Shares”). It is the intention of the Company and TCA that the value of the Advisory Fee Shares shall equal $90,000. In the event the value of the Advisory Fee Shares issued to TCA and net proceeds received by TCA for the sale thereof do not equal $90,000, the Credit Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued.

Investment Agreement

Effective August 2, 2013, Wild Craze, Inc. (the “Company”) entered into an Investment Agreement (the “Investment Agreement”) with KVM Capital Partners (“KVM”), whereby the parties also agreed to enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Investment Agreement, for a period of thirty-six (36) months commencing on the trading day immediately following date of effectiveness of the Registration Statement (as defined below), KVM shall commit to purchase up to $2,800,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Puts (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Investment Agreement is equal to a twenty-two and one half (22.5%) percent discount to the average of the three lowest closing bids as calculated using the average of the three lowest closing bids during the last seven trading days after the Company delivers to KVM a Put notice in writing requiring KVM to purchase shares of the Company, subject to the terms of the Investment Agreement.

The “Registrable Securities” include (i) the Shares and (ii) any shares of capital stock issued or issuable with respect to the Shares, if any, as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, which have not been (x) included in the Registration Statement that has been declared effective by the SEC, or (y) sold under circumstances meeting all of the applicable conditions of Rule 144 (or any similar provision then in force) under the 1933 Act.

As further consideration for KVM entering into and structuring the Investment Agreement, the Company shall pay to KVM a facility fee by issuing to KVM 100,000 shares of the Company’s common stock.

Registration Rights Agreement

Effective August 2, 2013, the Company entered into the Registration Rights Agreement with KVM. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities within twenty-one (21) days of closing. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. In the event that the Registration Statement is not declared effective by the SEC within 180 days of the date of the Registration Rights Agreement, the Company shall issue to the Investor $25,000 of restricted shares of the Company’s Common Stock as calculated using the average of the three lowest closing bids during the last seven trading days of the period ending 180 days after the date of the Registration Rights Agreement.

Issuance of Series A Preferred Stock

On August 16, 2013, by unanimous written consent of the Board of Directors, the Company issued 51 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to Park Investment Holdings, LLC.  Steven Spiegel, Director, has beneficial ownership of the Preferred Stock because Mr. Spiegel has a 5% ownership interest in Park Investment Holdings, LLC and Mr. Spiegel is the trustee for a trust that has a 95% ownership interest in Park Investment Holdings, LLC.

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

Wild Craze’s vision is to build a diversified portfolio of the most innovative products and services that are unique, proprietary, and on-trend to successfully develop into household brand names in the U.S. and global marketplace. The Company intends to retain top talent and employees of the targeted acquisition companies in order to prevent a disruption of the proven success that the product, company and management team has already shown. The Company currently owns SnapTagz®, a new and innovative toy and fabric accessory. Additionally, we are currently advertising SnapTagz® through the use of our website, http://www.snaptagz.com. The company is looking to engage in aggressive marketing campaigns surrounding SnapTagz and will incorporate into celebrity and musicians marketing efforts. We’re looking to secure at least 5 different partnerships in 2013 with different celebrities and athletes, along with identifying strategic licensing opportunities, and launching SnapTagz into at least one mass retailer. The Company has been successful in securing celebrities and athletes to help build awareness for the SnapTagz® product and is continuing to pursue strategic licensing opportunities.

On February 25, 2013 the Company closed purchase agreements for respective assets of Crescent Moon Holdings, LLC (“Crescent Moon”) and Flipoutz, LLC and the Company is currently integrating the products of such companies into its plans. The Company acquired from Crescent Moon products designed to expand young minds with smart ways to play and bring people closer to nature, foster personal engagement, and encourage the pursuit of adventure and knowledge, including the award-winning EcoAquarium™, a low maintenance, self-sustaining aquarium and eco environment that comes with two African Dwarf Frogs, and the E-bird, a remote controlled bird with realistic flight simulation. The Company acquired from FlipOutz, LLC the FlipOutz product, bracelets that can be worn and personalized with FlipOutz coins and also allow users to create custom online profiles, share, and socially network with other FlipOutz users. The Company is implementing a new online marketing strategy for the EcoAquarium product by advertising on social media outlets such as Facebook, Google Adwords and other outlets. The company is also working on a new boxed concept which would allow for EcoAquariums to be purchased in a brick and mortar retailer, in which consumers could then login online to order frogs to be shipped to their homes. The Company has also opened an office in Canada, in order to capitalize on additional market share opportunities and will also plan to launch its RC Bird and RC Snake into the Canadian market. The Company has also contracted with a third party national sales force firm to provide a national presence for the full suite of products within the Company’s portfolio. The Flipoutz product line is pending granted status of its patent and the Company is looking to identify strategic licensing opportunities with its online platform. The Company will continue to look for strategic product acquisition targets that will expand the product portfolio.

Results of Operations

	For the Three Months Ended June 30,
	2013	2012
Net sales	$194,163	$-
Gross profit	$115,070	$-
Selling, general and administrative expenses	$393,828	$94,768
Loss from operations	$(278,758)	$(94,768)
Other income (expense), net	$(29,358)	$(4,543)
Net loss	$(308,116)	$(99,311)
Loss per common share – basic and diluted	$(0.01)	$(0.00)

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

Revenue

Net sales for the three months ended June 30, 2013 were $194,163 as compared to $0 during the corresponding three months ended June 30, 2012. The increase in sales is primarily related to the Company acquiring two new businesses in February 2013. During the six months ended June 30, 2012 the Company had just begun to market a new product line that was acquired in December 2011.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $115,070 as compared to $0 during the corresponding three months ended June 30, 2012. The increase in gross profit is primarily related to the Company acquiring two new businesses in February 2013.

General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $393,828 as compared to $94,768 during the corresponding three months ended June 30, 2012. The increase in selling, general and administrative expenses is primarily related approximate increases in expenses as follows: legal and professional fees of $103,000 due primarily to the increased cost of being a public reporting company and; payroll and payroll related expenses of $114,500, increase in rent, insurance and overhead expenses of $31,000, depreciation and amortization of $14,000 and advertising of $26,000; all primarily due to the Company acquiring two new businesses.

Loss from Operations

Loss from operations for the three months ended June 30, 2013 was $278,758 as compared to $94,768 during the corresponding three months ended June 30, 2012. The increase in loss was primarily attributable to the increase in selling, general and administrative expenses as detailed above, partially offset by an increase in gross profit.

Other Income (Expense)

Other Income (expense), net for the three months ended June 30, 2013 was $(29,358) as compared to $(4,543) during the corresponding three months ended June 30, 2012. Other expense, net was primarily attributable to interest expense on convertible notes and related party loans. Interest expense was $(29,410) during the three months ended June 30, 2013 as compared to $(4,543) during the corresponding three months ended June 30, 2012.

Net Loss

Net Loss for the three months ended June 30, 2013 was $(308,116) as compared to $(99,311) during the corresponding three months ended June 30, 2012. The increase in net loss was primarily attributable to the increase in selling, general and administrative and other expenses as detailed above, partially offset by an increase in gross profit.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Results of Operations

	For the Six Months Ended June 30,
	2013	2012
Net sales	$283,233	$2
Gross profit	$164,091	$1
Selling, general and administrative expenses	$2,397,467	$165,279
Loss from operations	$(2,233,376)	$(165,278)
Other income (expense), net	$(62,168)	$(7,463)
Net loss	$(2,295,544)	$(172,741)
Loss per common share – basic and diluted	$(0.07)	$(0.01)

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

Revenue

Net sales for the six months ended June 30, 2013 were $283,233 as compared to $2 during the corresponding six months ended June 30, 2012. The increase in sales is primarily related to the Company acquiring two new businesses in February 2013. During the six months ended June 30, 2012 the Company had just begun to market a new product line that was acquired in December 2011.

Gross Profit

Gross profit for the six months ended June 30, 2013 was $164,091 as compared to $1 during the corresponding six months ended June 30, 2012. The increase in gross profit is primarily related to the Company acquiring two new businesses in February 2013.

General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 were $2,397,467 as compared to $165,279 during the corresponding six months ended June 30, 2012. The increase in selling, general and administrative expenses is primarily related approximate increases in expenses as follows: legal and professional fees of $224,000 due primarily to the increased cost of being a public reporting company and; payroll related expenses of $137,000, increase in rent, insurance and overhead expenses of $59,000, depreciation and amortization of $18,800, advertising of $26,000 and bad debt of $4,800; all primarily due to the Company acquiring two new businesses. The Company also had an increase in stock based compensation expense of $1,722,240 during the six months ended June 30, 2013. The Company issued various stock compensation awards to consultants during the period.

Loss from Operations

Loss from operations for the six months ended June 30, 2013 was $2,233,376 as compared to $165,278 during the corresponding six months ended June 30, 2012. The increase in loss was primarily attributable to the increase in selling, general and administrative expenses as detailed above, partially offset by an increase in gross profit.

Other Income (Expense)

Other Income (expense), net for the six months ended June 30, 2013 was $(62,168) as compared to $(7,463) during the corresponding six months ended June 30, 2012. Other expense, net was primarily attributable to interest expense on convertible notes and related party loans. Interest expense was $(65,362) during the six months ended June 30, 2013 as compared to $(7,463) during the corresponding six months ended June 30, 2012.

Net Loss

Net Loss for the six months ended June 30, 2013 was $(2,295,544) as compared to $(172,741) during the corresponding six months ended June 30, 2012. The increase in net loss was primarily attributable to the increase in selling, general and administrative and other expenses as detailed above, partially offset by an increase in gross profit.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Current Assets	$302,838	$34,530
Current Liabilities	$(1,412,370)	$(558,469)
Working Capital Deficit	$(1,109,532)	$(523,939)

At June 30, 2013 we had a working capital deficit of $(1,109,532), as compared to a working capital deficit of $(523,939), at December 31, 2012, an increase of $585,593. The increase is primarily related to an increase in related party loans in order to fund operating activities and an increase in accrued legal and professional fees related to asset acquisitions and public reporting costs during the six months ended June 30, 2013.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and net cash used in operations for the six months ended June 30, 2013, and a working capital deficit at June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects its current resources to be insufficient for a period of approximately 1 month unless additional financing is received. (See note 11 to the Financial Statements related to financings subsequent to June 30, 2013) Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

For the Six Months Ended June 30, 2013 and 2012

Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was $(232,209) and $(133,829), respectively. The net loss for the six months ended June 30, 2013 and 2012 was $(2,295,544) and $(172,741), respectively. Cash used in operating activities for the six months June 30, 2013 was primarily for legal and professional fees, inventory purchases, payroll and payroll related expenses, travel related expenses and royalty expenses. Cash used in operating activities for the six months June 30, 2012 was primarily for legal and professional fees, travel related expenses and royalty expenses.

Net cash provided by (used in) all investing activities for the six months ended June 30, 2013 and 2012, was $(97,637) and $30,525, respectively. Cash obtained through investing activities for six months June 30, 2013 consisted of repayments of notes receivable of $1,859 and cash acquired in an asset acquisition of $504. Cash used through investing activities for the six months June 30, 2013 consisted of cash paid of $(100,000) in the acquisition of the assets of Crescent Moon. Cash obtained through investing activities for six months June 30, 2013 consisted of repayments of related party loans of $30,525.

Net cash obtained through all financing activities for the six months June 30, 2013 and 2012, was $318,088 and $103,259, respectively. Cash obtained through financing activities for six months June 30, 2013 consisted of net proceeds from related party loans to the company of $338,088. Cash obtained through financing activities for six months ended June 30, 2012 consisted of net proceeds from related party convertible notes and related party loans to the company of $146,759 and $3,259, respectively.

During the six months June 30, 2013 loans in the amount of $20,000 were repaid.

During the six months June 30, 2012 related party loans in the amount of $46,759 were repaid.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In July 2013 the Company issued a convertible note in the principal amount of $68,000 to an investor, as further described in Subsequent Events on page F-20 hereof.

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

WILD CRAZE, INC.

Date: August 19, 2013	By:	/s/ Justin Jarman
	Name:	Justin Jarman
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

