Form 10-Q
period 2013-09-30
Wild Craze, Inc.
filed 2013-11-14
CIK 1245841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of November 13, 2013, there were 32,885,201 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WILD CRAZE, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

3

Wild Craze, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
Assets

Current Assets
Cash	$118,373	$12,772
Accounts receivable, net	110,220	-
Inventory	221,491	11,758
Prepaid expenses	50,381	10,000
Security deposits	1,482	-
Current portion - note receivable	6,058	-
Other current assets	13,827	-
Debt issue costs, net	84,164	-
Total Current Assets	605,996	34,530

Property and Equipment, net	54,033	-

Other Assets
Goodwill	1,585,142	-
Intangible assets, net	702,544	-
Note receivable	4,914	-
Deferred financing costs, net	43,000	-
Total Other Assets	2,335,600	-

Total Assets	$2,995,629	$34,530

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$545,492	$139,046
Liability to be settled in stock	70,966	10,146
Loan payable	-	20,000
Loans payable - related parties	775,106	237,018
Convertible notes payable, net of debt discount	214,831	-
Derivative liability -convertible notes payable	409,596	-
Convertible notes payable -related party	152,259	152,259
Total Current Liabilities	2,168,250	558,469

Other Liabilities:
Contingent stock	396,816	-

Total Liabilities	2,565,066	558,469

Commitments and Contingencies

Stockholders’ Equity (Deficit)

Series A, preferred stock, $0.001 par value; 51 shares authorized, 51 and 0 shares issued and outstanding, respectively	-	-

Undesignated preferred stock, $0.001 par value; 49,999,949 shares authorized; none issued or outstanding	-	-

Common stock, $0.001 par value; 500,000,000 shares authorized; 32,920,201 and 26,123,760 shares issued and outstanding, respectively	32,920	26,124
Additional paid in capital	4,522,917	66,681
Accumulated deficit	(4,125,274)	(616,744)
Total Stockholders’ Equity (Deficit)	430,563	(523,939)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,995,629	$34,530

See accompanying notes to condensed financial statements

Wild Craze, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$231,523	$-	$514,756	$2

Cost of sales	48,408	-	167,550	1

Gross Profit	183,115	-	347,206	1

Selling, general and administrative expenses	1,144,225	110,592	3,541,692	275,871

Loss from operations	(961,110)	(110,592)	(3,194,486)	(275,870)

Other income (expense):
Interest income	319	-	513	-
Interest expense	(38,088)	(4,593)	(103,450)	(12,056)
Interest expense - discount on notes	(85,184)	-	(85,184)	-
Change in fair value of derivative liabilities	42,548	-	42,548	-
Derivative expense	(171,471)	-	(171,471)	-
Gain on disposition of vehicle	-	-	3,000	-

Total other income (expense)	(251,876)	(4,593)	(314,044)	(12,056)

Net loss	$(1,212,986)	$(115,185)	$(3,508,530)	$(287,926)

Net loss per common share - basic and diluted	$(0.04)	$(0.00)	$(0.11)	$(0.01)

Weighted average common shares outstanding- basic and diluted	32,761,825	26,123,760	31,787,892	26,123,760

See accompanying notes to condensed financial statements

Wild Craze, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

 For the Period from January 1, 2012 to September 30, 2013

 unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2012	-	$-	26,123,760	$26,124	$66,681	$(202,884)	$(110,079)

Net loss, year ended December 31, 2012						(413,860)	(413,860)

Balance, December 31, 2012	-	-	26,123,760	26,124	66,681	(616,744)	(523,939)

Preferred stock issued for services	51	-	-	-	730,000		730,000

Common stock issued for services	-	-	3,143,941	3,144	1,770,097		1,773,241

Common stock issued to settle vendor liabilities	-	-	652,500	653	32,177		32,830

Common stock issued in asset acquisition	-	-	3,000,000	3,000	1,917,000		1,920,000

Stock options issued for services	-	-	-	-	2,932		2,932

Reclassification of conversion option relating to partial repayment of note payable	-	-	-	-	4,030	-	4,030

Net loss, nine months ended September 30, 2013						(3,508,530)	(3,508,530)

Balance, September 30, 2013	51	$-	32,920,201	$32,920	$4,522,917	$(4,125,274)	$430,563

See accompanying notes to condensed financial statements

Wild Craze, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(3,508,530)	$(287,926)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	33,068	-
Bad debt	8,439	-
Stock based compensation	2,465,792	-
Amortization of debt discount	85,184	-
Amortization of debt issuance costs	53,436	-
Derivative liability recognized as interest expense	171,471	-
Change in fair value of derivative liabilities	(42,548)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(47,340)	-
Prepaid and other	(15,309)	-
Inventory	(15,656)	(11,296)
Increase (decrease) in:
Accounts payable and accrued liabilities	335,461	59,930
Net Cash Used In Operating Activities	(476,532)	(239,292)

Cash Flows From Investing Activities:
Related party loans repaid	-	30,525
Purchase of property and equipment	(6,500)
Cash paid in asset acquisition	(100,000)	-
Cash acquired through asset acquisition	504	-
Principal payments received on notes receivable	3,291	-
Net Cash Provided by (Used In) Investing Activities	(102,705)	30,525

Cash Flows From Financing Activities:
Repayment of loan payable	(20,000)	-
Proceeds from related party loans	338,088	111,182
Proceeds from convertible notes - related party	-	146,759
Repayment of related party loans	-	(46,759)
Proceeds from convertible notes	431,000	-
Debt issue costs paid in cash	(47,600)	-
Repayment of convertible notes	(16,650)	-
Net Cash Provided By Financing Activities	684,838	211,182

Net change in cash	105,601	2,415

Cash at beginning of period	12,772	1,066

Cash at end of period	$118,373	$3,481

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,346	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Related party loan payable converted into related party convertible note	$-	$5,500
652,500 shares common stock issued to settle vendor liabilities	$32,830	$-
100,000 shares common stock issued for financing arrangement	$43,000	$-
352,941 shares common stock issued for debt issuance	$90,000	$-
Reclassification of derivative liability to additional paid in capital	$4,030	$-
Debt discount recorded on convertible debt accounted for as derivative liabilities	$284,703	$-
Assets acquired and liabilities assumed through assets acquisition as follows:
Accounts receivable	$71,319	$-
Inventory	$194,077	$-
Equipment	$59,310	$-
Goodwill	$1,585,142	$-
Intangible assets	$723,835	$-
Note receivable	$14,263	$-
Accounts payable	$31,633	$-
Note payable	$200,000	$-
Contingent stock	$396,816	$-

See accompanying notes to condensed financial statements

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

September 30, 2013

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at September 30, 2013 and December 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of September 30, 2013 and December 31, 2012 the Company had an allowance for doubtful accounts of $5,800 and $0, respectively.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

Depreciation

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Leasehold improvements	5 years

Goodwill

Goodwill is measured for impairment on an annual basis (December 1 for us) and between annual tests if events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded.

Intangibles

Intangibles are comprised of trade names and customer lists. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually (December 1 for us), or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually (December 1 for us), or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, generally, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2013 and December 31, 2012, the carrying value of the notes payable and accrued interest was $1,287,392 and $405,926. Accrued interest is included on the Balance sheet in the accounts payable and accrued liabilities line item.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. It is not, however, practical to determine the fair value of loans payable –related parties due to their related party nature.

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in July 2013 and August 2013 for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation. The Company valued the conversion features using a binomial model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

September 30, 2013		Fair Value Measurement Using

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$409,596	$-	$-	$409,596	$409,596

December 31, 2012		Fair Value Measurement Using

	Carrying Value	Level 1	Level 2	Level 3	Total

	$-	$-	$-	$-	$-

The Company adopted the disclosure requirements of ASU 2011-04, Fair Value Measurements, during the year ended December 31, 2012. The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the option pricing model. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period December 31, 2011 through September 30, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total

Balance, December 31, 2011	$-	$-
Purchases, issuances and settlements	-	-
Change in fair value	-	-
Balance, December 31, 2012	-	-
Purchases, issuances and settlements	456,174	456,174
Change in fair value	(42,548)	(42,548)
Reduction from repayment of debt	(4,030)	(4,030)
Balance, September 30, 2013	$409,596	$409,596

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements is the expected volatility assumption. A significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

Discount on Debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with FASB Accounting Standard Codification 815-15 (ASC 815-15). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of ASC 815-15 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

Research and Development

Research and development is expensed as incurred. There was no such expense for the nine months ended September 30, 2013 and 2012.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. During the nine months ended September 30, 2013 the Company recorded an expense relating to 225,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $93,650 (range $0.176-$0.64/share). During the nine months ended September 30, 2013 the Company issued 2,791,000 shares of common stock to consultants, for services rendered, at a fair value of $1,773,240 (range $0.51-$0.64/share). During the nine months ended September 30, 2012 the Company recorded an expense relating to 240,000 shares of common stock to be issued to attorneys and consultants, for services rendered, at a fair value of $3,418 ($0.014/share).

On July 24, 2013 the Company issued 352,941 restricted shares of common stock to a creditor as compensation for financing costs of $90,000. The issuance of the 352,941 shares have been recorded at par value with a corresponding decrease to paid-in capital. Upon the sale of the shares by the creditor, the financing cost liability will be reduced by the amount of the proceeds with a corresponding increase to paid-in capital. The Company will still be liable for any shortfall from the proceeds realized by the creditor. The ultimate amount to be recorded in satisfaction of the debt will not exceed the balance of the financing cost recorded. As of September 30, 2013 the creditor did not sell any of these shares.

On August 16, 2013 the Company issued 51 shares of preferred stock to a related entity, for services rendered, at a fair value of $730,000 ($14,314/share) as determined by the independent third party appraisal company. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. (See Note 13)

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Income Taxes

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

Penalties related to uncertain tax positions are recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions is recorded as a component of interest expense. The Company has not recorded any uncertain tax positions at September 30, 2013 and December 31, 2012.

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

Advertising

The Company expenses advertising when incurred. Advertising expense for the nine months ended September 30, 2013 and 2012 was $35,055 and $0, respectively.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

The Company had the following potential common stock equivalents at September 30, 2013:

On January 23, 2012, the Company issued a senior secured convertible promissory note in the principal amount of $102,259 (the “Note”) in favor of Omega Global Enterprises, LLC, a Delaware limited liability company (“Omega”). The Note is due on demand and bears interest at a rate of twelve percent (12%) per annum. The Note is convertible into shares of the Company’s common stock at a price equal to the average of the immediately preceding three volume weighted average prices prior to receipt by the Company of a notice of conversion delivered by the holder. On February 24, 2012, Omega advanced the Company $50,000 and on March 2, 2012 the note was amended and the note principal was increased to $152,259.	1,045,256

In July 2013 the Company issued a convertible note in the principal amount of $68,000 to an investor. The convertible note has a term of nine months, maturing March 27, 2014, and accrues interest at 8% per annum. The holder of the convertible note has the right from 180 days after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 42% discount to the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date, in each case subject to the note-holder not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion.	962,310

On July 23, 2013, Wild Craze, Inc. (the “Company”) closed a Credit Agreement (the “Credit Agreement”) by and among the Company, Wild Creations, Inc. and SnapTagz LLC (the “Borrowers”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $2 million for general operating expenses. An initial amount of $300,000 was funded by TCA at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of TCA. TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion.	2,426,146

In August 2013 the Company issued a convertible note in the principal amount of $63,000 to an investor. The convertible note has a term of nine months, maturing May 30, 2014, and accrues interest at 8% per annum. The holder of the convertible note has the right from 180 days after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 42% discount to the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date, in each case subject to the note-holder not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion.	891,552

Stock options, with exercise price of $0.75 per share	30,000
Liability to be settled in stock	285,000
Total common stock equivalents	5,640,264

Since the Company reflected a net loss for the three and nine months ended September 30, 2013, the inclusion of any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carry forward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 20103-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $3,508,530 and $476,532, respectively, for the nine months ended September 30, 2013 and an accumulated net loss totaling $4,125,274. In addition, the company has a working capital deficit of approximately $1,562,254 at September 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern.

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

September 30, 2013

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

Based on a preliminary independent appraisal, the Company has tentatively allocated the excess purchase price to intangible assets and Goodwill as follows:

Customer List	$350,951
Trade Name	$298,104
Goodwill	$638,506

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

Based on a preliminary independent appraisal, the Company has tentatively allocated the excess purchase price to intangible assets and Goodwill as follows:

Customer List	$50,544
Trade Name	$24,236
Goodwill	$946,636

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Revenues	$621,919	$847,844
Net loss	(3,539,412)	(524,828)
Loss per share of common stock	(0.11)	(0.02)
Basic and diluted	32,018,295	29,123,760

Note 5 Property, Plant and Equipment

Property, plant and equipment on September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Machinery and Equipment	$61,310	$-
Leasehold Improvements	4,500	-
Total	65,810	-
Less: Accumulated Depreciation	11,777	-
	$54,033	$-

Depreciation expense charged to income for the nine months ended September 30, 2013 and 2012 amounted to $11,777 and $0 respectively.

Note 6 Note Receivable

As of September 30, 2013 the Company had a note receivable in the amount of $10,972. The note accrues interest at 9.00% per annum with monthly installments of $566.67. The note matures on June 5, 2015. The Company acquired the note on February 25, 2013 upon entering into an asset purchase agreement with Crescent Moon. (See Note 4) The note is secured by real estate.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Note 7 Goodwill

There were no balances or activity for Goodwill during 2012. The following table summarizes changes in our Goodwill as of September 30, 2013:

	December 31, 2012	Acquisitions	Impairment Charges	September 30, 2013
Goodwill	$-	$1,585,142	$-	$1,585,142
	$-	$1,585,142	$-	$1,585,142

Note 8 Intangible Assets

There were no balances or activity for intangible assets during 2012. The following table summarizes changes in our intangible assets as of September 30, 2013:

	December 31, 2012	Acquisitions	Accumulated Amortization	Impairment Charges	September 30, 2013
Customer List	$-	$401,495	$(21,291)	$-	$380,204
Trade Name	-	322,340	-	-	322,340
	$-	$723,835	$(21,291)	$-	$702,544

The intangible assets useful lives are as follows:

Estimated Life
Customer List	11 years
Trade Name	Indefinite

Amortization expense related to the customer list totaled $21,291 for the nine months ended September 30, 2013.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Amortization expense for the next five years is as follows:

Year ending December 31:

2013 (remainder of the year)	$9,126

2014	36,500

2015	36,500

2016	36,500

2017	36,500

Thereafter	225,078

$380,204

Note 9 Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accounts payable	$287,832	$112,355

Sales tax payable	6,785	-

Accrued expenses	91,680	10,042

Accrued payroll	14,000	-

Accrued interest convertible notes	2,120	-

Accrued interest – related party	143,076	16,649
	$545,492	$139,046

Note 10 Convertible Notes Payable

Debt Offering (A)

In July 2013 the Company issued a convertible note in the principal amount of $68,000 to an investor. The convertible note has a term of nine months, maturing March 27, 2014, and accrues interest at 8% per annum. The holder of the convertible note has the right from 180 days after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 42% discount to the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date, in each case subject to the note-holder not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion. The conversion price will be subject to an adjustment to reduce dilution in the event that the Company issues additional equity securities. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The convertible notes have been measured at fair value using a binomial model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability of $236,922 of which $68,000 was recorded as a discount to the notes and $168,922 was expensed immediately as it exceeded the gross proceeds of the offering.

The embedded derivative of the convertible notes was re-measured at September 30, 2013 yielding a gain on change in fair value of the derivatives of $125,875 for the nine months ended September 30, 2013. The derivative value of the convertible notes at September 30, 2013 yielded a derivative liability at fair value of $111,047.

As of September 30, 2013, accrued and unpaid interest under the Note was $1,163.

Debt Offering (B)

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a Security Agreement by and among the Borrowers and TCA (the “Security Agreement”). The Revolving Note is in the original principal amount of $300,000 is due and payable, along with interest thereon, on January 22, 2014, and bears interest at the rate of 12% per annum, increasing to the highest rate permitted by law upon the occurrence of an event of default. The Credit Agreement calls for the establishment of a lock-box account. In addition, the Credit Agreement calls for a reserve amount equal to 15% of the revolving loan commitment. Following the collection of the reserve amount in full and payment of all items and fees as required, a minimum of 15% of all amounts collected into the lock-box account shall be paid to the Lender to reduce the then outstanding principal balance of the revolving loans.

During September 2013 note principal in the amount of $16,650 was repaid. The principal balance on the note as of September 30, 2013 was $283,350.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

As consideration for TCA entering into and structuring the Credit Agreement, the Company shall pay to TCA 352,941 shares of the Company’s common stock. It is the intention of the Company and TCA that the value of the Shares shall equal $90,000. In the event the value of the Shares issued to TCA and net proceeds received by TCA for the sale thereof do not equal $90,000, the Credit Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued. The issuance of the 352,941 shares have been recorded at par value with a corresponding decrease to paid-in capital. Upon the sale of the shares by TCA, the financing cost liability will be reduced by the amount of the proceeds with a corresponding increase to paid-in capital. The Company will still be liable for any shortfall from the proceeds realized by TCA. The ultimate amount to be recorded in satisfaction of the debt will not exceed the balance of the financing cost recorded. As of September 30, 2013 TCA did not sell any of these shares.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The convertible notes have been measured at fair value using a binomial model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability of $153,703 which was recorded as a discount to the notes.

The embedded derivative of the convertible notes was re-measured at September 30, 2013 yielding a loss on change in fair value of the derivatives of $90,564 for the nine months ended September 30, 2013. The derivative value of the convertible notes at September 30, 2013 yielded a derivative liability at fair value of $193,616.

As of September 30, 2013, accrued and unpaid interest under the Note was $472.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Make-Whole Rights

Upon liquidation by TCA of the Shares issued pursuant to a Conversion Notice, provided that TCA realizes a net amount from such liquidation equal to less than the Conversion Amount specified in the relevant Conversion Notice (such net realized amount, the “Realized Amount”), the Company shall issue to the TCA additional shares “Make-Whole Shares” of the Company’s Common Stock equal to: (i) the Amount specified in the relevant Conversion Notice; minus (ii) the Realized Amount. In the event that TCA received net proceeds from the sale of Make-Whole Shares in excess of the Conversion Amount specified in the relevant Conversion Notice, such excess amount shall be applied to satisfy any and all amounts owed hereunder in excess of the Conversion Amount specified in the relevant Conversion Notice.

Penalties

Prepayment penalty

If the Company elects to terminate the Credit Agreement within the first three months after the closing date, the Company shall pay a prepayment penalty of 2.50% of the outstanding balance of the loan.

Inability to timely submit required reporting

If the Company fails to timely submit the required post-closing reporting, the Company, at TCA’s discretion, will be required to monetize 8.33% of the investment banking advisory fee. This penalty will be paid in cash by the Company at the time of the assessment. Multiple violations may lead to a default on the Credit Agreement, at the Lender’s sole discretion.

Event of Default

Default Interest Rate

Upon the occurrence of a default, the interest rate on all outstanding obligations of the Company to the Lender shall automatically be increased to the maximum interest rate allowable by law.

Conversion Provision

Upon an event of default and in its sole discretion TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date. At no time, unless the Company is in default on the Credit Agreement, shall TCA beneficially own more than 4.99% of our outstanding common stock upon any conversion.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Default and Potential Violation

Under the terms of the Credit Agreement, the Company is required to comply with several financial ratios and restrictive financial covenants as described in the Credit Agreement. At September 30, 2013, the Company was not in compliance with certain covenants contained in the Credit Agreement. TCA may, at its option, upon the occurrence and during the continuance of an Event of Default, declare its commitments to the Company to be terminated and all obligations to be immediately due and payable. As of September 30, 2013, the Company has not received notice from TCA declaring this action.

Debt Offering (C)

In August 2013 the Company issued a convertible note in the principal amount of $63,000 to an investor. The convertible note has a term of nine months, maturing May 30, 2014, and accrues interest at 8% per annum. The holder of the convertible note has the right from 180 days after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 42% discount to the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date, in each case subject to the note-holder not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the conversion price.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The convertible notes have been measured at fair value using a binomial model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability of $65,549 of which $63,000 was recorded as a discount to the notes and $2,549 was expensed immediately as it exceeded the gross proceeds of the offering.

The embedded derivative of the convertible notes was re-measured at September 30, 2013 yielding a loss on change in fair value of the derivatives of $39,385 for the nine months ended September 30, 2013. The derivative value of the convertible notes at September 30, 2013 yielded a derivative liability at fair value of $104,933.

As of September 30, 2013, accrued and unpaid interest under the Note was $207.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Convertible notes payable consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Convertible notes payable	$431,000	$-
Discount on convertible notes	(199,519)	-
Repayments	(16,650)	-
Convertible notes payable, net	214,831	-

Long-term portion	-	-

Current maturities	$214,831	$-

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2013:

	Commitment Date	September 30, 2013

Expected dividends	0%	0%
Expected volatility	133%-144%	133%-144%
Expected term:	5.9 months -8.4 months	3.6 months – 8 months
Risk free interest rate	0.07% - 0.13%	0.02% - 0.10%

Debt Discount

The debt discounts recorded in 2013 pertain to the derivative liability classification of the embedded conversion option.

The following is a summary of the Company’s debt discount:

	September 30, 2013	December 31, 2012

Debt discount	$284,703	$-
Amortization of debt discount	(85,184)	-
Debt discount - net	$199,519	$-

Note 11 Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance December 31, 2012	$-
Debt issuance costs – 2013 financings	137,600
Amortization of debt issue costs during the nine months ended September 30, 2013	(53,436)
Balance – September 30, 2013	$84,164

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Note 12 Related Party Transactions

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

As of September 30, 2013, accrued and unpaid interest under the Note was $30,314.

As of December 31, 2012, accrued and unpaid interest under the Note was $16,649.

Accrued interest is included on the Balance sheet in the accounts payable and accrued liabilities line item.

Related Party convertible notes payable consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Convertible note payable, originally entered into on January 23, 2012, due on demand, with interest at 12% per annum with interest due on the demand date. Note was amended on March 2, 2012 due to a principal increase.	$152,259	$152,259

	$152,259	$152,259

The Company recorded $13,665 and $12,056 interest expense on the convertible note for the nine months ended September 30, 2013 and 2012, respectively.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(B)	Loans payable-related parties

i)	As of September 30, 2013 the Company owed $569,631 to a related entity relating to monies advanced to the Company to fund operating expenses and to fund acquisitions. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The loan accrues interest at 12.00% per annum. The loan is unsecured and is due on demand. Accrued and unpaid interest on the note at September 30, 2013 was $52,402 and is included on the Balance sheet in the accounts payable and accrued liabilities line item.

The Company recorded $52,402 and $0 interest expense on the loan for the nine months ended September 30, 2013 and 2012, respectively.

ii)	As of September 30, 2013 the Company has a senior secured promissory note in the principal amount of $200,000 to a related entity. The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. The Company assumed the note, along with accrued interest, on February 25, 2013 upon entering into an asset purchase agreement with Crescent Moon. (See Note 4) The note accrues interest at 16.00% per annum. The note is due on demand and secured by all assets of the Company. Accrued and unpaid interest on the note at September 30, 2013 was $60,360 and is included on the Balance sheet in the accounts payable and accrued liabilities line item..

The Company recorded $29,195 and $0 interest expense on the note for the nine months ended September 30, 2013 and 2012, respectively.

iii)	As of September 30, 2013 the Company owed $5,475 to an officer of the Company relating to monies advanced to the Company to fund operating expenses. The loan is unsecured and is due on demand.

iv)	On August 16, 2013 the Company issued 51 shares of preferred stock to a related entity, for services rendered, at a fair value of $730,000 ($14,314/share). The sole member of the Board of Directors and significant shareholder of the Company is a controlling shareholder of the related entity. (See Note 13)

Note 13 Stockholders’ Equity

Stock Transactions

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

The rights of the Series A Preferred Stock are as follows:

Dividend rights – Initially, there will be no dividends due or payable on the Series A Preferred. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Articles of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate of Designation, which the Board shall promptly file or cause to be filed.

Voting rights – Each one (1) share of the Series A Preferred shall have voting rights equal to(x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series A Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or bylaws.

Liquidation rights – The holders of Series A Preferred Stock shall have no rights (whether in the form of distributions or otherwise) in respect of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, and shall be subordinate to all other classes of the Corporation’s capital stock in respect thereto.

Protection Provisions – So long as any shares of Series A Preferred are outstanding, the Corporation shall not, without first obtaining the unanimous written consent of the holders of Series A Preferred, (i) alter or change the rights, preferences or privileges of the Series A Preferred so as to affect adversely the holders of Series A Preferred or (ii) create Pari Passu Shares or Senior Shares.

During the nine months ended September 30, 2013 the Company issued common stock for the following:

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

The Company issued 150,000 shares of common stock to a consultant to settle liabilities in the amount of $25,673.

The Company issued 352,941 restricted shares of common stock to a creditor as compensation for financing costs of $90,000. The issuance of the 352,941 shares have been recorded at par value with a corresponding decrease to paid-in capital. Upon the sale of the shares by the creditor, the financing cost liability will be reduced by the amount of the proceeds with a corresponding increase to paid-in capital. The Company will still be liable for any shortfall from the proceeds realized by the creditor. The ultimate amount to be recorded in satisfaction of the debt will not exceed the balance of the financing cost recorded. As of September 30, 2013 the creditor did not sell any of these shares.

The Company issued 100,000 shares of common stock to three consultants, for services rendered, at a fair value of $51,000 ($0.51/share).

There was no stock issued during the nine months ended September 30, 2012.

Stock to be issued

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

During July 2013 the Company accrued a liability relating to 100,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $43,000 ($0.43/share).

During September 2013 the Company accrued a liability relating to 25,000 shares of common stock to be issued to consultants, for services rendered, at a fair value of $4,400 ($0.176/share).

The following is a summary of the Company’s liability to be settled in stock:

	September 30, 2013	December 31, 2012
Beginning balance, January 1	$10,146	$6,016
Liability accrued during the period	93,650	4,130
Liability settled during the period	(32,830)	-
Liability to be settled in stock	$70,966	$10,146

Note 14 Commitments and Contingencies

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Operating Leases

The Company currently leases office and warehouse space in Oakville Ontario, Canada and office and warehouse space in Myrtle Beach, SC.

The lease for office space in Oakville Ontario, Canada is on a month to month basis and calls for monthly payments of $1,380 plus a portion of the operating expenses.

The lease for office and warehouse space in Myrtle Beach, SC is presently on a month to month basis and calls for monthly payments of $2,405.

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

On July 16, 2013, the Company entered into a one year consulting agreement with Garden State Securities, Inc. (“GSS”) as a non-exclusive financial advisor. The Company will compensate GSS as follows;

●	100,000 restricted shares of common stock of the Company

During the nine months ended September 30, 2013, 100,000 shares of common stock were issued relating to this agreement. These shares were valued at $0.51 per share the quoted closing trading price, or $51,000.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Employment Agreements

On February 25, 2013, the Company entered into a two year employment agreement with Peter Gasca, Jr. as its Chief Executive Officer of Wild Creations, Inc. The Company will compensate Mr. Gasca as follows;

●	Monthly salary of $7,000 per month.

●	Stock incentive - 750,000 shares of common stock upon the Company achieving Gross Revenue of $10,000,000.

●	An additional 750,000 shares of common stock upon the Company achieving Gross Revenue of $15,000,000.

●	The executive shall only be eligible to receive such incentive shares if one or both milestones are achieved during the two year employment agreement

.

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

Investment Agreement

On July 30, 2013, Wild Craze, Inc. (the “Company”) entered into an Investment Agreement (the “Investment Agreement”) with KVM Capital Partners (“KVM”), whereby the parties also agreed to enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Investment Agreement, for a period of thirty-six (36) months commencing on the trading day immediately following date of effectiveness of the Registration Statement (as defined below), KVM shall commit to purchase up to $2,800,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Puts (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Investment Agreement is equal to a twenty-two and one half (22.5%) percent discount to the average of the three lowest closing bids as calculated using the average of the three lowest closing bids during the last seven trading days after the Company delivers to KVM a Put notice in writing requiring KVM to purchase shares of the Company, subject to the terms of the Investment Agreement.

Wild Craze, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

The Company accrued a liability relating to 100,000 shares of common stock to be issued to KVM, at a fair value of $43,000 ($0.43/share). The Company recorded deferred financing costs of $43,000 and will amortize the costs to stock issuance as shares are purchased over the term of the agreement.

Registration Rights Agreement

On July 30, 2013, the Company entered into the Registration Rights Agreement with KVM. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities within twenty-one (21) days of closing. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. In the event that the Registration Statement is not declared effective by the SEC within 180 days of the date of the Registration Rights Agreement, the Company shall issue to the Investor $25,000 of restricted shares of the Company’s Common Stock as calculated using the average of the three lowest closing bids during the last seven trading days of the period ending 180 days after the date of the Registration Rights Agreement.

Note 15 Subsequent Events

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

Wild Craze’s vision is to build a diversified portfolio of the most innovative products and services that are unique, proprietary, and on-trend to successfully develop into household brand names in the U.S. and global marketplace. The Company intends to retain top talent and employees of the targeted acquisition companies in order to prevent a disruption of the proven success that the product, company and management team has already shown. The Company currently owns SnapTagz®, a new and innovative toy and fabric accessory. Additionally, we are currently advertising SnapTagz® through the use of our website, http://www.snaptagz.com. The company is looking to engage in aggressive marketing campaigns surrounding SnapTagz and will incorporate into celebrity and musicians marketing efforts. During the remainder of 2013, we are seeking to secure additional partnerships with different celebrities and athletes, along with identifying strategic licensing opportunities. The Company continues to pursue strategic relationships with celebrities and athletes to help build brand awareness for the SnapTagz® product and is continuing to pursue strategic licensing opportunities.

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

On July 23, 2013, the Company closed a Credit Agreement (the “Credit Agreement”) by and among the Company, Wild Creations, Inc. and SnapTagz LLC (the “Borrowers”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $2 million for general operating expenses. An initial amount of $300,000 was funded by TCA at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of TCA. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a Security Agreement by and among the Borrowers and TCA (the “Security Agreement”). The Revolving Note is in the original principal amount of $300,000 is due and payable, along with interest thereon, on January 22, 2014, and bears interest at the rate of 12% per annum, increasing to the highest rate permitted by law upon the occurrence of an event of default. The Credit Agreement calls for a lock-box account. In Addition, the Credit Agreement calls for a reserve amount equal to 15% of the revolving loan committment. Following collection of the reserve amount in full and payment of all items and fees required, a minimum of 15% of all amounts collected into the lock-box Account shall be paid to the lender to reduce the then outstanding principal balance of the revolving loans. TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion. The conversion price is subject to anti-dilution protection in the event that the company issues additional equity securities at a price less than the conversion price. As further consideration for TCA entering into and structuring the Credit Agreement, the Company shall pay to TCA an advisory fee by issuing to TCA 352,941 shares of the Company’s common stock (the “Advisory Fee Shares”). It is the intention of the Company and TCA that the value of the Advisory Fee Shares shall equal $90,000. In the event the value of the Advisory Fee Shares issued to TCA and net proceeds received by TCA for the sale thereof do not equal $90,000, the Credit Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued.

The Agreement also includes “Make whole Rights” and penalty provisions as follows:

Make-Whole Rights

Upon liquidation by TCA of the Shares issued pursuant to a Conversion Notice, provided that TCA realizes a net amount from such liquidation equal to less than the Conversion Amount specified in the relevant Conversion Notice (such net realized amount, the “Realized Amount”), the Company shall issue to the TCA additional shares “Make-Whole Shares” of the Company’s Common Stock equal to: (i) the Amount specified in the relevant Conversion Notice; minus (ii) the Realized Amount. In the event that TCA received net proceeds from the sale of Make-Whole Shares in excess of the Conversion Amount specified in the relevant Conversion Notice, such excess amount shall be applied to satisfy any and all amounts owed hereunder in excess of the Conversion Amount specified in the relevant Conversion Notice.

Penalties

Prepayment penalty

If the Company elects to terminate the Credit Agreement within the first three months after the closing date, the Company shall pay a prepayment penalty of 2.50% of the outstanding balance of the loan.

Inability to timely submit required reporting

If the Company fails to timely submit the required post-closing reporting, the Company, at TCA’s discretion, will be required to monetize 8.33% of the investment banking advisory fee. This penalty will be paid in cash by the Company at the time of the assessment. Multiple violations may lead to a default on the Credit Agreement, at the Lender’s sole discretion.

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

Results of Operations

	For the Three Months Ended September 30,
	2013	2012
Net sales	$231,523	$-
Gross profit	$183,115	$-
Selling, general and administrative expenses	$1,144,225	$110,592
Loss from operations	$(961,110)	$(110,592)
Other income (expense), net	$(251,876)	$(4,593)
Net loss	$(1,212,896)	$(115,185)
Loss per common share – basic and diluted	$(0.04)	$(0.00)

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

Revenue

Net sales for the three months ended September 30, 2013 were $231,523 as compared to $0 during the corresponding three months ended September 30, 2012. The increase in sales is primarily related to the Company acquiring two new businesses in February 2013. During the nine months ended September 30, 2012 the Company had just begun to market a new product line that was acquired in December 2011.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $183,115 as compared to $0 during the corresponding three months ended September 30, 2012. The increase in gross profit is primarily related to the Company acquiring two new businesses in February 2013.

General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 were $1,144,225 as compared to $110,592 during the corresponding three months ended September 30, 2012. The increase in selling, general and administrative expenses is primarily related to approximate increases in expenses as follows: legal and professional fees of $24,500 due primarily to the increased cost of being a public reporting company, bank fees of $5,000 due to loans entered into during the period and; payroll and payroll related expenses of $108,500, increase in rent, insurance and overhead expenses of $30,500, depreciation and amortization of $14,000,advertising and trade show expenses of $9,500, bad debt of $3,600, and shipping charges of $19,000; all primarily due to the Company acquiring two new businesses. The Company also had an increase in stock based compensation expense of $743,552 during the three months ended September 30, 2013. The Company issued various stock compensation awards to consultants and a director during the period.

Loss from Operations

Loss from operations for the three months ended September 30, 2013 was $961,110 as compared to $110,592 during the corresponding three months September 30, 2012. The increase in loss was primarily attributable to the increase in selling, general and administrative expenses as detailed above, partially offset by an increase in gross profit.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, and interest expense all primarily related to the Company’s convertible promissory notes and related party loans.

Other Income (expense), net for the three months ended September 30, 2013 was $(251,876) as compared to $(4,593) during the corresponding three months ended September 30, 2012. For the three months ended September 30, 2013 other income (expenses) consisted of $319 in interest income, $(123,272) in interest expense, a gain on change in fair value of derivative liabilities of $42,548, and derivative expense of $(171,471). For the three months ended September 30, 2012 other income (expenses) consisted of $(4,593) in interest expense.

Net Loss

Net Loss for the three months ended September 30, 2013 was $(1,212,986) as compared to $(115,185) during the corresponding three months ended September 30, 2012. The increase in net loss was primarily attributable to the increase in selling, general and administrative and other expenses as detailed above, partially offset by an increase in gross profit.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Results of Operations

	For the Nine Months Ended September 30,
	2013	2012
Net sales	$514,756	$2
Gross profit	$347,206	$1
Selling, general and administrative expenses	$3,541,692	$275,871
Loss from operations	$(3,194,486)	$(275,870)
Other income (expense), net	$(314,044)	$(12,056)
Net loss	$(3,508,530)	$(287,926)
Loss per common share – basic and diluted	$(0.11)	$(0.01)

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

Revenue

Net sales for the nine months ended September 30, 2013 were $514,756 as compared to $2 during the corresponding nine months ended September 30, 2012. The increase in sales is primarily related to the Company acquiring two new businesses in February 2013. During the nine months ended September 30, 2012 the Company had just begun to market a new product line that was acquired in December 2011.

Gross Profit

Gross profit for the nine months ended September 30, 2013 was $347,206 as compared to $1 during the corresponding nine months ended September 30, 2012. The increase in gross profit is primarily related to the Company acquiring two new businesses in February 2013.

General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $3,541,692 as compared to $275,871 during the corresponding nine months ended September 30, 2012. The increase in selling, general and administrative expenses is primarily related approximate increases in expenses as follows: legal and professional fees of $248,000due primarily to the increased cost of being a public reporting company and bank fees of $5,000 due to loans entered into during the period and; payroll related expenses of $246,000, increase in rent, insurance and overhead expenses of $101,000, depreciation and amortization of $33,000, advertising and trade shows expenses of $35,000, bad debt of $8,400 and shipping charges of $36,000; all primarily due to the Company acquiring two new businesses. The Company also had an increase in stock based compensation expense of $2,465,792 during the nine months ended September 30, 2013. The Company issued various stock compensation awards to consultants and a director during the period.

Loss from Operations

Loss from operations for the nine months ended September 30, 2013 was $3,194,486 as compared to $275,870 during the corresponding nine months ended September 30, 2012. The increase in loss was primarily attributable to the increase in selling, general and administrative expenses as detailed above, partially offset by an increase in gross profit.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, and interest expense all primarily related to the Company’s convertible promissory notes and related party loans.

Other Income (expense), net for the nine months ended September 30, 2013 was $(314,044) as compared to $(12,056) during the corresponding nine months ended September 30, 2012. For the nine months ended September 30, 2013 other income (expenses) consisted of $513 in interest income, $(188,634) in interest expense, a gain on change in fair value of derivative liabilities of $42,548, derivative expense of $(171,471) and a gain on disposition of vehicle of $3,000. For the nine months ended September 30, 2012 other income (expenses) consisted of $(12,056) in interest expense.

Net Loss

Net Loss for the nine months ended September 30, 2013 was $(3,508,530) as compared to $(287,926) during the corresponding nine months ended September 30, 2012. The increase in net loss was primarily attributable to the increase in selling, general and administrative and other expenses as detailed above, partially offset by an increase in gross profit.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Current Assets	$605,996	$34,530
Current Liabilities	$(2,168,250)	$(558,469)
Working Capital Deficit	$(1,562,254)	$(523,939)

At September 30, 2013 we had a working capital deficit of $(1,562,254), as compared to a working capital deficit of $(523,939), at December 31, 2012, an increase of $1,038,315. The increase is primarily related to an increase in related party loans in order to fund operating activities, an increase in accrued legal and professional fees related to asset acquisitions and public reporting costs and derivative liabilities recorded on convertible notes entered into during the nine months ended September 30, 2013.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and net cash used in operations for the nine months ended September 30, 2013, and a working capital deficit at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects its current resources to be insufficient for a period of approximately 2 months unless additional financing is received. Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

For the nine Months Ended September 30, 2013 and 2012

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $(476,532) and $(239,292), respectively. The net loss for the nine months ended September 30, 2013 and 2012 was $(3,508,530) and $(287,926), respectively. Cash used in operating activities for the nine months September 30, 2013 was primarily for legal and professional fees, inventory purchases, payroll and payroll related expenses, travel related expenses and royalty expenses. Cash used in operating activities for the nine months September 30, 2012 was primarily for legal and professional fees, travel related expenses and royalty expenses.

Net cash provided by (used in) all investing activities for the nine months ended September 30, 2013 and 2012, was $(102,705) and $30,525, respectively. Cash obtained through investing activities for nine months September 30, 2013 consisted of repayments of notes receivable of $3,291 and cash acquired in an asset acquisition of $504. Cash used through investing activities for the nine months September 30, 2013 consisted of cash paid of $(100,000) in the acquisition of the assets of Crescent Moon and $6,500 for the purchase of property and equipment. Cash obtained through investing activities for nine months September 30, 2013 consisted of repayments of related party loans of $30,525.

Net cash obtained through all financing activities for the nine months September 30, 2013 and 2012, was $684,838 and $211,182, respectively. Cash obtained through financing activities for nine months September 30, 2013 consisted of net proceeds from related party loans to the company of $338,088 and net proceeds from convertible notes of $383,400. Cash obtained through financing activities for nine months ended September 30, 2012 consisted of net proceeds from related party convertible notes and related party loans to the company of $146,759 and $111,182, respectively.

During the nine months September 30, 2013 loans in the amount of $20,000 and convertible notes in the amount of $16,650 were repaid.

During the nine months September 30, 2012 related party loans in the amount of $46,759 were repaid.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2013, other than those previously reported in a Current Report on Form 8-K.

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

* filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILD CRAZE, INC.

Date: November 14, 2013	By:	/s/ Justin Jarman
	Name:	Justin Jarman
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

